Form 10-Q
period 2021-09-30
HeartBeam, Inc.
filed 2021-12-16
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-41060
HEARTBEAM, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4881450
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2118 Walsh Avenue, Suite 210 Santa Clara, CA 95050	95050
Address of Principal Executive Offices	Zip Code
(408) 899-4443
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BEAT	NASDAQ
Warrants	BEATW	NASDAQ
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of December 15, 2021 was 7,809,912.

HEARTBEAM, INC.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
NOTE REGARDING COMPANY REFERENCES
Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” the “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q
i

PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash	$795	$24
Prepaid expenses and other assets	166	27
Total Assets	$961	$51

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $7 and $15, respectively)	699	489
Convertible notes, net	5,419	4,295
Other - current liabilities	30	52
Total current liabilities	6,148	4,836

Total Liabilities	$6,148	$4,836

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Common stock - $0.0001 par value; 20,000,000 shares authorized; 3,555,311 and 3,527,850 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid in capital	1,952	11
Accumulated deficit	(7,139)	(4,796)
Total Stockholders’ Deficit	$(5,187)	$(4,785)

Total Liabilities and Stockholders’ Deficit	$961	$51
See accompanying notes to the unaudited financial statements

HEARTBEAM, INC.
Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Operating Expenses:
Selling, general and administrative	$341	$215	$785	$441
Research and development	105	57	159	86
Total operating expenses	446	272	944	527

Loss from operations	(446)	(272)	(944)	(527)

Interest expense	(742)	(63)	(1,421)	(210)

Other Income	—	—	22	—

Loss before provision for income taxes	(1,188)	(335)	(2,343)	(737)

Income tax provision	—	—	—	—

Net Loss	$(1,188)	$(335)	$(2,343)	$(737)

Net loss per share, basic and diluted	$(0.32)	$(0.09)	$(0.63)	$(0.20)

Weighted average common shares outstanding, basic and diluted	3,720,880	3,654,395	3,706,001	3,641,534
See accompanying notes to the unaudited financial statements

HEARTBEAM, INC.
Statement of Changes in Stockholders’ Deficit (Unaudited)
(In thousands, except share data)

Three Months Ended September 30, 2021 and 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance – June 30, 2021	3,547,168	$—	$1,687	$(5,951)	$(4,264)
Stock based compensation, expense	—	—	53	—	53
Debt discount, share settled debt	—	—	212	—	212
Stock issuance upon vesting and exercise of stock options	8,143	—	—	—	—
Net loss	—	—	—	(1,188)	(1,188)
Balance – September 30, 2021	3,555,311	$—	$1,952	$(7,139)	$(5,187)

Balance – June 30, 2020	3,504,440	$—	$3	$(4,130)	$(4,127)
Stock based compensation, expense	—	—	2	—	2
Stock issuance upon vesting and exercise of stock options	12,613	—	—	—	—
Net loss	—	—	—	(335)	(335)
Balance – September 30, 2020	3,517,053	$—	$5	$(4,465)	$(4,460)

Nine Months Ended September 30, 2021 and 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance – December 31, 2020	3,527,850	$—	$11	$(4,796)	$(4,785)
Stock based compensation, expense	—	—	85	—	85
Debt discount, share settled debt	—	—	1,856	—	1,856
Stock issuance upon vesting and exercise of stock options	27,461	—	—	—	—
Net loss	—	—	—	(2,343)	(2,343)
Balance – September 30, 2021	3,555,311	$—	$1,952	$(7,139)	$(5,187)

Balance – December 31, 2019	3,482,850	$—	$1	$(3,728)	$(3,727)
Stock based compensation, expense	—	—	4	—	4
Stock issuance upon vesting and exercise of stock options	34,203	—	—	—	—
Net loss	—	—	—	(737)	(737)
Balance – September 30, 2020	3,517,053	$—	$5	$(4,465)	$(4,460)
See accompanying notes to the unaudited financial statements

HEARTBEAM, INC.
Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(2,343)	$(737)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion expense, convertible notes	1,187	—
Non-cash interest expense	233	152
Stock-based compensation expense	85	4
Amortization of debt issuance cost	—	28
PPP loan forgiveness	(22)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(139)	—
Accounts payable and accrued expenses	210	148
Net cash used in operating activities	(789)	(405)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes, net of financing fees	1,560	630
Proceeds from PPP & EIDL Loans	—	22
Repayment and interest paid on short-term loans	—	(16)
Net cash provided by financing activities	1,560	636

Net increase in cash	771	231
Cash – Beginning of period	24	5

Cash – Ending of period	$795	$236

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$—	$—
Interest paid	—	1

Supplemental Disclosures of Non-cash Flow Information:
Conversion of short-term notes to convertible notes	$—	$22
Debt Discount	$1,856	$—
See accompanying notes to the unaudited financial statements

HEARTBEAM, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND OPERATIONS
HeartBeam, Inc. (“HeartBeam” or the “Company”) is a development-stage company specializing in cardiovascular diagnostic technology. The Company was incorporated in 2015 as a Delaware corporation. The Company’s operations are based in Santa Clara, California and it operates in one segment.
HeartBeam’s initial focus is on timely diagnosis of a heart attack. The Company’s technology provides physicians with complete cardiac diagnostic information for a patient that is outside of a medical institution. The Electrocardiogram (“ECG”) collection device is the size of a credit card. The device sends ECG signals to the patient's smartphone and on to a cloud-based software expert system. Results of the cloud-based analysis are presented to a qualified health care professional for immediate action including, if necessary, a telehealth visit. The Company has validated this novel technology in four clinical studies and is preparing to seek U.S. Food and Drug Administration (“FDA”) clearance of its initial products late 2021 and early 2022. Clearance for the ED product is scheduled for Q3 2022, submission of the telehealth product is Q4 2022 with clearance in Q1 2023.
On September 27, 2021, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-2.75 reverse stock split of its outstanding shares of common stock. As a result of the reverse stock split, every 2.75 shares of the Company’s outstanding pre-reverse split common stock were combined and reclassified into one share of common stock. Unless otherwise noted, all share and per share data included in these unaudited condensed financial statements retroactively reflect the 1-for-2.75 reverse stock split.
NOTE 2 – LIQUIDITY
The Company is subject to a number of risks similar to those of early stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies.
The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of approximately $7,139,000 and $4,796,000, respectively. In November 2021, the Company raised approximately $14,939,000 from the completion of the initial public offering (the “IPO”) (see Note 9). Based on its current business plan assumptions and expected cash burn rate, the Company believes that the existing cash and equivalents are sufficient to fund operations for the next twelve months following the issuance of these unaudited condensed financial statements.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, or strategic relationships. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency, a result of the new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. Developments such as social distancing and shelter-in-place directives have impacted the Company’s operations. While the extent of this risk is still unknown, and although certain changes in telehealth benefits may be favorable to the Company, these disruptions may negatively impact the Company’s results of operations and liquidity beyond 2021.
NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in conformity with US Generally Accepted Accounting Principles ("US GAAP") and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2021 and December 31, 2020 and results of operations for the three and nine months ended September 30, 2021 and 2020 have been made. The results of operations for the periods presented is not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020.
USE OF ESTIMATES
The preparation of financial statements in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ from those estimates.
CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2021 and December 31, 2020 there were no cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”).
RESEARCH AND DEVELOPMENT EXPENSE
The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional services costs associated with the development of cardiovascular technologies and products.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist primarily of cash, accounts payable, accrued liabilities and debt instruments.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset transaction between market participants on the measurement date. Where available, fair value is based on observable market prices or is derived from such prices. The Company uses the market approach valuation technique to value its investments. The market approach uses prices and other pertinent information generated from market transactions involving identical or comparable assets or liabilities. The types of factors that the Company may consider in fair value pricing the investments include available current market data, including relevant and applicable market quotes.
Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
•Level 1 - Observable inputs such as quoted prices in active markets.
•Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the assignment of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
ACCOUNTING FOR WARRANTS
The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The

Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).
The Company accounts for its currently issued warrant instruments in conjunction with the Company’s common stock in permanent equity. These warrants are indexed to the Company’s stock and meet the requirements of equity classification as prescribed under ASC 815. Warrants classified as equity are initially measured at fair value, and subsequent changes in fair value are not recognized so long as the warrants continue to be classified as equity.
STOCK-BASED COMPENSATION
The Company periodically issues stock options and restricted stock awards to employees and non-employees for services. The Company has adopted ASU 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The Company accounts for such grants issued and vesting to employees and non-employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense over the vesting period.
The Company grants certain option holders the right to early exercise, as of September 30, 2021, 32,007 options remain unvested. These early exercised grants are not considered an expense or included in either shares outstanding or weighted average shares outstanding until vested.
The fair value of stock options on the date of grant is calculated using the Black-Scholes option pricing model, based on key assumptions such as the fair value of common stock, expected volatility and expected term. These estimates require the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. These assumptions are primarily based on third-party valuations, historical data, peer company data and the judgment of management regarding future trends and other factors. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the US Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the financial statements is reduced by the actual awards forfeited.
Compensation cost for restricted stock awards issued to employees and non-employees is measured using the grant date fair value of the award, and expense is recognized over the service period, adjusted to reflect actual forfeitures. There have been no restricted stock awards issued or outstanding as of September 30, 2021 and 2020.
INCOME TAXES
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized. Changes in recognition and measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to unrecognized tax benefits are included in income tax expense.
NET LOSS PER COMMON SHARE
Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.
As of September 30, 2021, the penny warrants issued during 2019 have been excluded from the net loss per common share calculation following ASC 260-1-25-12A (Treatment of Contingently Issuable Shares in Weighted-Average Shares Outstanding) as they are not exercisable and while the Company is recognizing expense as it has determined that it is more likely than not that the terms of the warrant milestones will be met, (see NOTE 5), there are circumstances under which these shares would not be issued.
In accordance with ASC 260-10-45-13, exercisable penny options were included in the calculation of weighted average basic and diluted earnings per share.
The following is a summary of awards outstanding as of September 30, 2021 and 2020, which are not included in the computation of basic and diluted weighted average shares:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Stock options (excluding exercisable penny stock options)	630,593	238,141	630,593	238,141
Convertible debt	1,449,574	—	1,449,574	—
Warrants	422,549	422,549	422,549	422,549
Total	2,502,716	660,690	2,502,716	660,690
RECENT ACCOUNTING STANDARDS
Adopted:
In December 2019, the FASB issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2021. The impact to the unaudited financial statements following this guidance is deemed immaterial.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted ASU 2020-10 as of January 1, 2021. The impact to the unaudited financial statements following this guidance is deemed immaterial.
Not Yet Adopted as of September 30, 2021:
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, debt securities and beneficial interests in securitized financial assets, but the effect on the Company is projected to be limited to accounts receivable. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments-Credit Losses (Topic 326)” which provides transition relief for companies adopting ASU 2016-13. This guidance amends ASU 2016-13 to allow companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost under certain circumstances. Companies are required to make this election on an instrument by instrument basis. The guidance will be effective for the fiscal year beginning January 1, 2023, including interim periods within that year.
In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for

Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management has not early adopted ASU 2020-06 and is currently evaluating the effects of the adoption, but currently believes the guidance will not have a significant impact on the Company’s accounting.
NOTE 4 – DEBT
CONVERTIBLE NOTES
On August 21, 2015, the Board of Directors approved the 2015 Note Subscription Agreement (the “2015 Notes”) authorizing financing through the sale and issuance of 2015 convertible promissory notes (the “Financing”) for an aggregate amount not to exceed $1,000,000, with a maturity date of August, 25, 2017, which was derived from the issuance of the first 2015 Note, followed by an amendment on May 3, 2016, increasing the aggregate amount for issuance to $2,000,000 while leaving the maturity date unchanged. On March 2, 2017, a second amendment increased the aggregate amount for issuance to $2,500,000 and extended the maturity date to March 31, 2018. This was followed by the amendment dated January 18, 2018, increasing the aggregate amount for issuance to $3,500,000 and extending the maturity to December 31, 2018, followed by a fourth amendment dated September 6, 2018, increasing the aggregate amount for issuance to $4,500,000, with a maturity date of June 30, 2020, followed by a fifth amendment dated May 13, 2020, increasing the aggregate amount for issuance to $5,000,000, with a maturity date of December 31, 2021. The 2015 Notes convert to preferred stock in the event of a Qualified Financing, as defined in the 2015 Notes and occurring on or prior to the Maturity Date. In the event this occurs, the outstanding principal amount and all unpaid accrued interest shall automatically convert, under the terms of the 2015 Note, into the preferred stock issued under the Qualified Financing. At this time, the Company has not authorized any preferred stock. On March 22, 2021, the sixth amendment expanded the definition of a Qualified Financing of at least $2,000,000 as defined in the 2015 Notes to include either preferred stock or common stock, followed by a seventh amendment On October 7, 2021, increasing the aggregate amount for issuance to $5,500,000. All amendments were updated in accordance with the 2015 Note Subscription Agreements and approved by the Board of Directors. The Company has accounted for the sixth amendment to the 2015 Notes in accordance with ASC 470-50-40-6, (modifications and exchanges), under modification accounting and there was no impact to the financial statements as a result of the amendment to the 2015 Notes.
The sale and purchase of the 2015 Notes take place at closing on the date of the agreements. At closing, the Company will deliver to the investor the 2015 Note to be purchased by such investor, against receipt by the Company of the corresponding purchase price. The 2015 Notes will be registered in each investor’s name in the Company’s records. The 2015 Notes accrue interest payable at the rate of eight percent (8%) and the conversion price is equal to seventy percent (70%) of the per share price at which shares of preferred stock or common stock is to be sold.
During the nine months ended September 30, 2021, the Company’s assessment was that the conversion of the 2015 Notes prior to maturity in a “Qualified Financing” was the predominant feature, and the 2015 Notes would be share-settled debt at 30% discount, and as of March 31, 2021, there was less than 50% probability that a Qualified Financing would occur, therefore, the Company elected not to record any discounts since the cash repayment of principal and accrued interest at maturity was the most probable outcome.
During the three months ended June 30, 2021, the Company revised its assessment of the probability of a Qualified Financing occurring before maturity of the 2015 Notes to be greater than 50% (more likely than not) and remained consistent at September 30, 2021 . Under guidance ASC 480, the Company recorded the amount of the 2015 Notes’ 30% conversion discount of the sum of principal and accrued interest to the earliest of conversion date (if known) or maturity. As of September 30, 2021, the Company recorded approximately $1,856,000 as debt discount and accreted approximately $656,000 and $1,187,000 as interest expense during the three and nine months ended September 30, 2021.

As of September 30, 2021, the Company has $4,929,000 in 2015 Notes and $1,159,000 in accrued interest, offset by $669,000 debt discount. As of December 31, 2020, the Company has $3,369,000 in 2015 Notes, and $926,000 in accrued interest.
In 2019, the Company incurred financing fees of approximately $64,000. Under guidance ASC 835-30-35, these costs have been amortized and recognized as interest expense over the life of the 2015 Notes. During the three and nine months ended September 30, 2020, the Company amortized approximately $14,000 and $28,000 of the remaining balance as interest expense. There was no such expense during the three and nine months ended September 30, 2021.
SHORT TERM LOANS
On April 21, 2020, the Company received loan proceeds in the amount of approximately $22,000 under the Paycheck Protection Program (“PPP”), which was included in other current liabilities as of December 31, 2020. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. Following the PPP guidelines, the Company filed for loan forgiveness in February 2021 and on March 4, 2021 the Small Business Administration approved the filing and forgave the loan. The Company recognized the gain on forgiveness in other income on the statements of operations during the nine months ended September 30, 2021.
NOTE 5 – STOCKHOLDERS’ EQUITY
COMMON STOCK
During the nine months ended September 30, 2021 and 2020 the Company issued 27,461 and 34,203 shares of common stock upon exercise of vested stock options.
WARRANTS
In connection with the short term notes issued in 2019, the Board of Directors approved the issuance of warrants. The Company issued 15,277 fully vested warrants as an incentive to investors with the rights to convert into a fixed number of shares of the Company’s common stock for an above market fixed price of $2.75 per share, exercisable, in whole or in part, for a period of 4 years from the date of issuance.
During 2019, milestone warrants were issued to certain executives of the Company totaling 407,272 units (“Penny Warrants”), these were valued on the date of grant at $0.0003 and will vest upon meeting certain milestones. The warrant may be exercised, in whole or in part upon the earliest to occur of: (i) following the Company’s initial public offering, the date on which the Company has a market capitalization of at least $50,000,000 for five consecutive business days; (ii) the closing of a Change of Control transaction with net proceeds to Company equity holders of at least $50,000,000; (iii) the date on which the Company receives a bona fide pre-money valuation from a third party investor of at least $50,000,000; (iv) the date on which the Holder’s continuous status as a Service Provider is terminated by the Company without Cause upon or within 12 months after a Change of Control; and (v) the date on which the Holder terminates his continuous status as a Service Provider for Good Reason within 12 months after a Change of Control.
In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, as no derivative feature exists, the warrants issued to executives were classified as equity and the Company determined that as of September 30, 2021 and December 31, 2020 it is not likely that these warrants would vest and as such the value of the warrants would be deemed immaterial with no impact on the accompanying unaudited financial statements.
Since these Penny Warrants have performance obligations to be met by the Company to become exercisable which are not met under any circumstance as of September 30, 2021, they are excluded from weighted-average shares outstanding in the net loss per share calculation.

There was no warrant activity during the nine months ended September 30, 2021 and 2020. A summary of the outstanding warrants as of September 30, 2021 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life
Outstanding and exercisable - December 31, 2020	422,549	$0.11	2.12 years
Outstanding and exercisable – September 30, 2021	422,549	$0.11	1.37 years
NOTE 6 – STOCK-BASED COMPENSATION
In 2015, the Company’s Board of Directors approved the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The 2015 Plan provides for the grant of stock options and restricted stock awards (“RSUs”) to purchase common stock. The Board of Directors approved 363,636 shares of common stock issuance under the 2015 Plan. On January 31, 2018, the Board of Directors added an additional 545,454 shares of common stock for issuance under the 2015 Plan. On June 15, 2021, the Board of Directors added an additional 727,272 shares of common stock for issuance under the 2015 Plan.
As of September 30, 2021, there were 584,848 shares available for issuance under the 2015 Plan.
STOCK OPTIONS
The following is a summary of stock option activity during the nine months ended September 30, 2021:

	Number of options outstanding	Weighted average exercise price (*)	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands) (**)

Outstanding – December 31, 2020	466,742	$0.14	8.2	$81
Options granted	358,177	2.30
Forfeitures	(4,545)	0.07
Options exercised	(27,461)	—

Outstanding – September 30, 2021	792,913	1.11	8.5	3,881
Exercisable – September 30, 2021	289,720	$0.33	7.2	$1,642
(*) $ - Indicates exercise price less than $0.01 per share
(**) Intrinsic value is based on the fair market value of the Company's common stock.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the nine months ended September 30, 2021 and 2020, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Nine Months ended September 30,
	2021	2020
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	90.01% - 93.02%	74.61% - 74.89%
Expected term (in years)	5.69 - 5.98	5.55 - 5.87
Risk-free rate	0.69% - 0.82%	0.25% - 0.39%
Expected dividend yield	$—	$—
Weighted average grant date fair value per share	$2.07 - 3.00	$0.16 - 0.18
The following is a summary of stock-based compensation expense:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Selling, general and administration	$48,594	$1,605	$75,049	$4,023
Research and development	3,916	—	10,160	—
	$52,510	$1,605	$85,209	$4,023
NOTE 7 – RELATED PARTY TRANSACTIONS
On May 1, 2019, the Company entered into a month to month lease agreement for our headquarters. The agreement is for an undefined term and can be cancelled at any time, given one month’s notice by either party. The Company’s monthly rent expense associated with this agreement is approximately $1,440. The Company’s month to month headquarters lease is in the name of the Company’s Chief Executive Officer, and the cost is reimbursed monthly.
During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which an executive of the Company has significant influence, as well as Hardesty, where he is a non-managing partner. The Company incurred accounting fees from these firms of approximately $30,000 and $80,000 during the three and nine months ended September 30, 2021, respectively, and $48,000 and $57,000 during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had balances due to these firms amounting to approximately $7,000 and $15,000, respectively.
The Company’s Directors and Officers have invested in the 2015 Notes of the Company, as have several consultants who provide services. As of September 30, 2021, and December 31, 2020, investments from Directors and Officers represents approximately $2,345,000 and $1,797,000, respectively. As of September 30, 2021 and December 31, 2020, investments from consultants represents approximately $1,045,000 and $661,000, respectively.
NOTE 8 – COMMITMENTS AND CONTINGENCIES

On May 1, 2019, the Company entered into a month to month lease agreement for our headquarters. The agreement is for an undefined term and can be cancelled at any time, given one month’s notice by either party. The Company’s monthly rent expense associated with this agreement is approximately $1,440. The Company’s month to month headquarters lease is in the name of the Company’s Chief Executive Officer, and the cost is reimbursed monthly.
For the three and nine months ended September 30, 2021 and 2020, rent expense was approximately $4,000 and $12,000, respectively.

NOTE 9 - SUBSEQUENT EVENTS

During October 2021, the Company raised an additional $155,000 from the issuance of 2015 Notes.

On November 10, 2021, the Registration Statement on Form S-1 (File No. 333-259358) (the “Registration Statement”) relating to the IPO of the Company was declared effective by the SEC. The IPO consisted of 2,750,000 units (the “Units”), with each Unit consisting of one share of common stock, par value $0.0001 per share (the “Common Stock”) and one warrant (the “Firm Warrants”) to purchase Common Stock at a combined public offering price of $6.00 per Unit. The Common Stock and the Firm Warrants were immediately separable and issued separately but were purchased together in the IPO. The Firm Warrants will have a per share exercise price of $6.00 and are exercisable immediately. The Warrants will expire five years from the date of issuance.

Pursuant to the S-1 Underwriting Agreement dated November 10, 2021 between the Company and The Benchmark Company, LLC (the “Underwriter”) the Company granted the Underwriter a 30-day option to purchase up to an additional 412,500 shares of our Common Stock and/or Firm Warrants to cover over-allotments. On November 11, 2021, the Underwriter exercised its over-allotment option in respect of 412,500 Firm Warrants.

On November 10, 2021, as a result of the completion of the IPO and as required under the terms of the 2015 Notes, the Company converted the entirety of the outstanding principal of and interest accrued to the 2015 Notes to 1,497,216 shares of the Company’s common stock at the Conversion Price (see Note 4) and issued the common stock to the 2015 Note holders, fully satisfying the Company’s obligations.

On November 11, 2021, the shares of Common Stock and Firm Warrants began trading on the Nasdaq Capital Market under the symbols “BEAT” and “BEATW”, respectively.

On November 15, 2021, the Company consummated the IPO and issued 192,500 warrants as compensation to the Underwriter, exercisable at a per share exercise price equal to $7.50 per share. The warrants will expire five years from the date of issuance and are subject to a 180-day lock-up period.

On November 15, 2021, the Company received approximately $14,939,000 in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated IPO expenses payable by the Company.

In December 2021, the Board of Directors approved a one-time bonus to the Chief Executive Officer and Chief Financial Officer of $350,000 and $40,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No 333-259358), which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) on November 12, 2021 (the “Registration Statement”). In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.
Company Overview

We are a medical technology company primarily focusing on telemedicine solutions that enable the detection and monitoring of cardiac disease outside a healthcare facility setting. Our aim is to deliver innovative, remote diagnostic and monitoring technologies that can be used for patients anywhere, with initial offerings for ambulatory and emergency room use. Our products require FDA clearance and have not been cleared for marketing (hereinafter “Product” or “Products”.) We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. Our initial focus is providing diagnostic data to help physicians with care management of patients with cardiovascular disease. There are two major markets for our initial Products: remote patient monitoring and the hospital Emergency Room (ER). First, we are developing our telehealth Product to address the rapidly growing field of remote patient monitoring. Our telehealth Product is comprised of a credit card sized ECG machine and a powerful cloud-based diagnostic software expert system. We believe that we are uniquely positioned to play a central role in remote monitoring of high-risk coronary artery disease patients, because the studies performed so far have shown that our ischemia detection system is highly accurate. Our powerful ischemia detection system is unlike other ambulatory cardiac monitors currently on the market which focus on arrhythmia detection. Secondly, we are applying our platform technology to create a software tool for detecting heart attacks in the ER environment. This software tool is designed to enable emergency physicians to more accurately and quickly diagnose heart attacks than currently available. Market release of this Product will precede that of the telehealth Product.

To date, we have developed working prototypes for both our telehealth Product and our ER Product. The ER Product is currently undergoing additional engineering work that we believe will make it ready for FDA 510(k) clearance submission. Both Products have been validated in three medical studies, which were designed by Harvard Medical School faculty. Peer reviewed publications that describe the studies and results are in preparation. One peer reviewed medical publication submission is planned for the first quarter of 2022 and another for the fourth quarter of 2022. These two publications will describe results of our two key studies: HIDES and B Score. In July 2021 we submitted a technology abstract for presentation at the IEEE EMBS 2021 Conference; it was accepted.

The custom software and hardware of our Products, we believe, are classified as Class II medical devices by the FDA. Class II medical devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process.

HeartBeam has three issued U.S. patents, seven pending U.S. patent applications (two pending provisional applications and five are utility applications). Two of the pending utility applications have been published, all of the remaining five pending cases are unpublished.
Recent Developments

During October 2021, we raised an additional $155,000 from the issuance of 215 Notes.

On November 10, 2021, our Registration Statement relating to our IPO was declared effective by the SEC. The IPO consisted of 2,750,000 Units, with each Unit consisting of one share of Common Stock, and one Firm Warrants to purchase Common Stock at a combined public offering price of $6.00 per Unit. The Common Stock and the Firm Warrants were immediately separable and issued separately but were purchased together in the IPO. The Firm Warrants will have a per share exercise price of $6.00 and are exercisable immediately. The Warrants will expire five years from the date of issuance.

Pursuant to the S-1 Underwriting Agreement dated November 10, 2021 between us and The Benchmark Company, LLC (the “Underwriter”) we granted the Underwriter a 30-day option to purchase up to an additional 412,500 shares of our Common Stock and/or Firm Warrants to cover over-allotments. On November 11, 2021, the Underwriter exercised its over-allotment option in respect of 412,500 Firm Warrants.

On November 10, 2021, as a result of the completion of the IPO and as required under the terms of the 2015 Notes, we converted the entirety of the outstanding principal of and interest accrued to the 2015 Notes to 1,497,216 shares of common stock at the Conversion Price (see Note 4) and issued the shares to the 2015 Note holders, fully satisfying our obligations.

On November 11, 2021, the shares of Common Stock and Firm Warrants began trading on the Nasdaq Capital Market under the symbols “BEAT” and “BEATW”, respectively.

On November 15, 2021, we consummated the IPO and issued 192,500 warrants as compensation to the Underwriter, exercisable at a per share exercise price equal to $7.50 per share. The warrants will expire five years from the date of issuance and are subject to a 180-day lock-up period.

On November 15, 2021, we received approximately $14.9 million in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated offering expenses payable by the Company.

In December 2021, our Board of Directors approved a one-time bonus to the Chief Executive Officer and Chief Financial Officer of $350,000 and $40,000, respectively.
Results of operations for the three and nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For Three Months ended September 30,					For the Nine Months ended September 30,
	2021		2020	Change	% Change	2021	2020	Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$341		$215	$126	59%	$785	$441	$344	78%
Research and development	105		57	48	84%	159	86	73	85%
Total operating expenses	446	446	272	174	64%	944	527	417	79%

Loss from operations	(446)		(272)	(174)	64%	(944)	(527)	(417)	79%

Interest expense	(742)		(63)	(679)	1,078%	(1,421)	(210)	(1,211)	577%

Other income	—		—	—	—%	22	—	22	—%

Income tax provision	—		—	—	—%	—	—	—	—%

Net loss	$(1,188)		$(335)	$(853)	255%	$(2,365)	$(737)	$(1,628)	221%

Summary of Statements of Operations for the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020:

General and administrative expenses (“G&A”) are largely related to personnel and professional services. During the three and nine months ended September 30, 2021, G&A expense increased $0.1 million or 59% and $0.3 million or 78%, respectively when compared to the same periods in 2020. The primary increases were in business development, which included public company readiness expenses.

Research and developments expenses (“R&D”) are primarily from internally developed software and our credit-card sized collection device. Our focus on R&D consisted largely of professional services associated with the development of our telehealth system and in 2021 the initial development work on the software-only ER Product.

Interest expense increased $0.7 million and $1.2 million during the three and nine months ended September, 2021, when compared to 2020, and is primarily due to the accretion of the Convertible Notes 30% discount of $0.6 million and $1.2 million during the three and nine months ended September 30, 2021, respectively.

Other income increased $22,000 for the nine month ended September 30, 2021 due to the forgiveness of loans during the first quarter of 2021 issued under the CARES Act.

Liquidity and Capital Resources

Our cash requirements are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go to market strategies.

As of September 30, 2021, we had approximately $0.8 million of cash, an increase of $0.77 million from $0.02 as of December 31, 2020.

During the nine months ended September 30, 2021, we raised and additional $1.6 million in 2015 Notes to support our on-going business plan.

In October 2021, we raised an additional $0.2 million from the issuance of 2015 Notes.

In November 2021, we raised approximately $14.9 million in net proceeds from our IPO.

Our cash is as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash	$795	$24

Cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months ended September 30
	2021	2020
Net cash used in operating activities	(789)	(405)
Net cash provided by financing activities	$1,560	$636

Operating Activities:

Net cash used by our operating activities of $0.8 million during the nine months ended September 30, 2021, is primarily due to our net loss of $2.3 million less $1.5 million in non-cash expenses, offset by an increase of $0.05 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $0.4 million during the nine months ended September 30, 2020, is primarily due to our net loss of $0.7 million less $0.2 million in non-cash expense, offset by an increase of $0.1 million from changes in operating assets and liabilities.

Financing Activities:

During the nine months ended September 30, 2021, and 2020 net cash provided by financing activities was $1.6 million and $0.6 million, respectively, and is primarily from the issuance of our 2015 Notes.

We received a PPP loan and EIDL grant during the nine months ended September 30, 2020 for a total value of approximately $23,000, both were forgiven in the first quarter of 2021.

Critical Accounting Policies and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP.” The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, bad debts, inventories, warranties and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and our revenue recognition. Actual results may differ from these estimates under different assumptions or conditions and the impact of such differences may be material to our financial statements.

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below. We consider our most critical accounting policies and estimates to be revenue recognition, gain on settlements, valuation of long lived assets, income taxes and valuation allowances against net deferred tax assets, derivative liabilities, stock-based compensation and accounting for business combinations-acquisition method accounting.

Stock-based compensation

Payments to employees and consultants are recognized as expense in the statements of income. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for non-vested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our Common Stock, future employee stock option exercise behavior and requisite service periods.

A total of 792,912 stock options remain outstanding as of September 30, 2021, under the 2015 Plan. We expect to increase the number of employees and consultants to help execute our strategy in the medical device business and support our public company functions. Accordingly, we expect that future equity based awards will continue to be made under the 2015 Plan to our directors, officers and other employees and consultants, as a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to historical periods presented in our financial statements.

Off-Balance Sheet Arrangements

None
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable
Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of September 30, 2021, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that unaudited condensed financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(A) Unregistered Sales of Equity Securities

On November 11, 2021 the Company issued 1,497,216 shares of common stock from the conversion of the 2015 Notes.

On November 15, 2021, in connection with the IPO, the Company issued 192,500 warrants (the “Underwriter Warrants”) to purchase Common Stock as compensation to the Underwriter, exercisable at a per share exercise price equal to $7.50 per share. The Underwriter Warrants will expire five years from the date of issuance and are subject to a 180-day lock-up period.

These issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

(B) Use of Proceeds

The registration statement on Form S-1 (File No. 333-250947) for our IPO was declared effective by SEC on November 10, 2021. On November 15, 2021, the Company consummated the IPO of 2,750,000 Units at an offering price of $6.00 per Unit, including a 30-day option to purchase up to an additional 412,500 shares of our Common Stock and/or Firm Warrants to cover over-allotments. On November 11, 2021, the Underwriter exercised its over-allotment option in respect of 412,500 Firm Warrants. The net proceeds from the IPO was approximately $14.9 million.

There has been no material change in the planned use of proceeds from such use as described in the Company’s registration statement on Form S-1 (File No. 333-250947).

(C) Issuer Purchases of Equity Securities

None
Item 3. Defaults Upon Senior Securities.
Not applicable
Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer, dated December 16, 2021, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, dated December 16, 2021, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard Brounstein
	Name:	Richard Brounstein
	Title:	Chief Financial Officer
Dated: December 16, 2021		(Principal Financial and Accounting Officer)