Form 10-Q
period 2022-03-31
HeartBeam, Inc.
filed 2022-05-12
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of May 11, 2022 was 7,965,099.

HEARTBEAM, INC.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 24, 2022. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES
Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash	$11,201	$13,192
Prepaid expenses and other assets	1,540	806
Total Assets	$12,741	$13,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $3 and $1, respectively)	514	588
Total Liabilities	514	588

Commitments and contingencies (Note 7)

Stockholders’ Equity
Common stock - $0.0001 par value; 20,000,000 shares authorized; 7,958,888 and 7,809,912 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Additional paid in capital	23,596	22,633
Accumulated deficit	(11,370)	(9,224)
Total Stockholders’ Equity	$12,227	$13,410

Total Liabilities and Stockholders’ Equity	$12,741	$13,998
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Operating Expenses:
General and administrative	$1,414	$134
Research and development	734	29
Total operating expenses	2,148	163

Loss from operations	(2,148)	(163)

Other Income
Interest income (expense)	2	(69)
Other income	—	22
Total other income (expense)	2	(47)

Loss before provision for income taxes	$(2,146)	$(210)

Income tax provision	$—	$—

Net Loss	$(2,146)	$(210)

Net loss per share, basic and diluted	$(0.27)	$(0.06)

Weighted average common shares outstanding, basic and diluted	8,081,804	3,684,804
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(In thousands, except share data)

Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance – December 31, 2021	7,809,912	$1	$22,633	$(9,224)	$13,410
Stock based compensation, expense	—	—	159	—	159
Sale of Common Stock and Warrants	136,025	—	804	—	804
Stock issuance upon vesting and exercise of stock options	9,201	—	—	—	—
Stock issuance upon vesting of restricted stock awards	3,750	—	—	—	—
Net loss	—	—	—	(2,146)	(2,146)
Balance – March 31, 2022	7,958,888	$1	$23,596	$(11,370)	$12,227

Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance – December 31, 2020	3,527,850	$—	$11	$(4,796)	$(4,785)
Stock based compensation, expense	—	—	9	—	9
Stock issuance upon vesting and exercise of stock options	10,796	—	—	—	—
Net loss	—	—	—	(210)	(210)
Balance – March 31, 2021	3,538,646	$—	$20	$(5,006)	$(4,986)
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(2,146)	$(210)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	—	69
Stock-based compensation expense	159	9
PPP loan forgiveness	—	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(734)	—
Accounts payable and accrued expenses	382	(1)
Net cash used in operating activities	(2,339)	(155)

Cash Flows From Financing Activities
Proceeds from sale of equity	348	—
Proceeds from issuance of convertible notes	—	215
Net cash provided by financing activities	348	215

Net increase (decrease) in cash	(1,991)	60
Cash – Beginning of period	13,192	24

Cash – Ending of period	$11,201	$84

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$—	$—

Supplemental Disclosures of Non-cash Financing Activities:
Issuance of common stock and warrants to settle accrued expenses	$456	$—
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS
HeartBeam, Inc. (“HeartBeam” or “Company”) is a development-stage company specializing in cardiovascular diagnostic technology. The Company was incorporated in 2015 as a Delaware corporation. The Company’s operations are based in Santa Clara, California and it operates in one segment.
HeartBeam’s initial focus is on timely diagnosis of a heart attack. The Company’s technology provides physicians with complete cardiac diagnostic information for a patient that is outside of a medical institution. The Electrocardiogram (“ECG”) collection device is the size of a credit card. The device sends ECG signals to the patient's smartphone and on to a cloud-based software expert system. Results of the cloud-based analysis are presented to a qualified health care professional for immediate action including, if necessary, a telehealth visit. The Company has validated this novel technology in four clinical studies and is preparing to seek U.S. Food and Drug Administration (“FDA”) clearance of its initial products late 2022 and early 2023. Clearance for the Emergency Department (“ED”) product is scheduled for late 2022, submission of the telehealth product is scheduled for late 2022 with clearance in early 2023.
On September 27, 2021, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-2.75 reverse stock split of its outstanding shares of common stock. As a result of the reverse stock split, every 2.75 shares of the Company’s outstanding pre-reverse split common stock were combined and reclassified into one share of common stock. Unless otherwise noted, all share and per share data included in these condensed unaudited financial statements retroactively reflect the 1-for-2.75 reverse stock split.

NOTE 2 – LIQUIDITY
The Company is subject to a number of risks similar to those of early stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies.
The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of March 31, 2022 and December 31, 2021, the Company had an accumulated deficit of approximately $11,370,000 and $9,224,000, respectively. Based on its current business plan assumptions and expected cash burn rate, the Company believes that the existing cash and equivalents are sufficient to fund operations for the next twelve months following the issuance of these condensed unaudited financial statements.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships and revenue. Revenue is expected following FDA clearance of our initial two products. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency, a result of coronavirus (“COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. Developments such as social distancing and shelter-in-place directives were effected impacting the Company’s operations. While the restrictions have eased, the risk continues as new variants are being discovered, and although certain changes in telehealth benefits may be favorable to the Company, these disruptions may negatively impact the Company’s results of operations and liquidity beyond 2022.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in conformity with US Generally Accepted Accounting Principles ("US GAAP") and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying condensed unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 24, 2022 (“2021 Annual Report”).
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

ACCOUNTING FOR WARRANTS

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company accounts for its currently issued warrant instruments in conjunction with the Company’s common stock in permanent equity. These warrants are indexed to the Company’s stock and meet the requirements of equity classification as prescribed under ASC 815. Warrants classified as equity are initially measured at fair value, and subsequent changes in fair value are not recognized so long as the warrants continue to be classified as equity.

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

The Company grants certain option holders the right to early exercise, as of March 31, 2022, 17,239 options remain unvested. These early exercised grants are not considered an expense or included in either shares outstanding or weighted average shares outstanding until vested.

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
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2022 and 2021 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.
As of March 31, 2022, the penny warrants issued during 2019 have been excluded from the net loss per common share calculation following ASC 260-1-25-12A (Treatment of Contingently Issuable Shares in Weighted-Average Shares Outstanding) as there are circumstances under which these shares would not be issued and therefore not exercisable, (see NOTE 4).
In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of March 31, 2022, 172,636 penny options have been included in the calculation of weighted average basic and diluted earnings per share.
The following is a summary of awards outstanding as of March 31, 2022 and 2021, which are not included in the computation of basic and diluted weighted average shares:

	Three months ended March 31,
	2022	2021
Stock options (excluding exercisable penny stock options)	928,560	348,080
Restricted stock awards	26,250	—
Warrants	3,908,276	422,549
Total	4,863,086	770,629

NOTE 4 – STOCKHOLDERS’ EQUITY
COMMON STOCK

On January 14, 2022, the Company issued 78,025 shares of Common Stock to a consulting firm for services that were related to the IPO that was consummated in the prior year. The Company calculated the value of the common stock using closing stock price on November 11, 2021, resulting in a fair value of approximately $365,000. The Company also issued 72,727 warrants, the calculated fair value of the warrants was of $1.25 each, using the Black-Scholes option pricing model on the date the consulting firm achieved the milestone, using the following assumptions: (a) fair value of $2.28 per share, (b) expected volatility of 90.81%, (c) dividend yield of 0%, (d) risk-free interest rate of 0.87%, and (e) expected life of 5 years, resulting in the fair value of approximately $91,000.

On February 18, 2022, the Company entered into a stock purchase agreement pursuant to which the Company agreed to issue and sell to OpenSky Opportunities Fund Ltd. an aggregate of 58,000 units consisting of one share of Common Stock and Warrants to purchase one share of Common Stock at a combined price of $6.00 per unit. The Common Stock and the Warrants were immediately separable and issued separately but were purchased together in the Private Placement. The Warrants will have a per share exercise price of $6.00 and are exercisable immediately subject to a 180-Day lock up. The

Warrants will expire five years from the date of issuance. The Company received $348,000 in proceeds from the sale. The Company paid no underwriting discounts or commissions.
During the three months ended March 31, 2022 the Company issued a total of 12,951 shares of common stock upon exercise of vested stock options and restricted stock awards.
WARRANTS
During the three months ended March 31, 2022, the Company issued 58,000 warrants to purchase 58,000 shares of common stock at an exercise price of $6.00 per share.

On January 14, 2022, the Company issued 72,727 warrants based on performance metrics achieved in 2021 to purchase 72,727 shares of common stock at an exercise price of $5.50 per share, with an expiration of five years from the date of issuance.

The following is a summary of warrant activity during the three months ended March 31, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding - December 31, 2021	3,777,549	$5.42	4.45	$1,259
Issued	130,727	5.72	—	—

Outstanding – March 31, 2022	3,908,276	5.43	4.22	751
Exercisable – March 31, 2022	3,308,503	$5.97	4.61	$—
NOTE 5 – STOCK-BASED COMPENSATION
In 2015, the Company’s Board of Directors approved the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The 2015 Plan provides for the grant of stock options and restricted stock awards (“RSAs”) to purchase common stock. The Board of Directors approved 363,636 shares of common stock issuance under the 2015 Plan. On January 31, 2018, the Board of Directors added an additional 545,454 shares of common stock for issuance under the 2015 Plan. On June 15, 2021, the Board of Directors added an additional 727,272 shares of common stock for issuance under the 2015 Plan.
As of March 31, 2022, there were 176,439 shares available for issuance under the 2015 Plan.
STOCK OPTIONS
The following is a summary of stock option activity during the three months ended March 31, 2022:

	Number of options outstanding	Weighted average exercise price (*)	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Outstanding – December 31, 2021	1,105,938	$2.03	8.8	$1,535
Options granted	58,000	1.91
Options exercised	(9,201)	—

Outstanding – March 31, 2022	1,154,737	2.04	8.6	779
Exercisable – March 31, 2022	403,130	$0.79	7.3	$529

(*) $ - Indicates exercise price less than $0.01 per share
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the three months ended March 31, 2022 and 2021, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

	Three months ended March 31,
	2022	2021
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	107.25%	76.90%
Expected term (in years)	5.80	5.66
Risk-free rate	1.47%	0.48%
Expected dividend yield	$—	$—
Weighted average grant date fair value per share	$1.55	$1.59
The following is a summary of stock-based compensation expense for stock options:

	Three months ended March 31,
	2022	2021
General and administration	$120,876	$5,546
Research and development	25,832	3,850
	$146,708	$9,396
As of March 31, 2022, total compensation cost not yet recognized related to unvested stock options is approximately $1,650,000, which is expected to be recognized over a weighted-average period of 2.0 years.
As of March 31, 2022 and 2021, a de minimis value was recognized upon the exercise of stock options.

RESTRICTED STOCK AWARDS

The following is a summary of RSA’s awards activity during the three months ended March 31, 2022:

	Three months ended March 31, 2022
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	30,000	$3.20
Shares vested	3,750	3.20
Non-vested	26,250	$3.20

As of March 31, 2022, the Company recognized approximately $12,000 of stock based compensation expense related to RSA’s and is included in general and administrative expense, in the accompanying statement of operations.

As of March 31, 2022, total compensation cost not yet recognized related to unvested RSA’s is approximately $84,000, which is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which an executive of the Company has significant influence, as well as Hardesty, where he is a non-managing partner. The Company incurred accounting fees from these firms of approximately $7,000 and $23,000 during the three months ended March 31, 2022 and

2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had balances due to these firms amounting to approximately $3,000 and $1,000, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

For the three months ended March 31, 2022 and 2021, rent expense was approximately $4,000 for each year.

On January 31, 2022, the Company entered into a partnership agreement with LIVMOR to build a Company-branded version of the LIVMOR’s Halo+ FDA cleared turnkey solution for RPM to connect physicians and patients. As included in the agreement, the Company and LIVMOR have the right to enter into additional agreements as needed in order to further the Company’s development of its products. The agreement with LIVMOR includes a commitment in 2022 of $1.0 million. As of March 31, 2022 LIVMOR accepted a $0.5 million payment of the $1.0 million committed and $0.5 million is included in prepaid and other assets, of the $0.5 million accepted, $0.4 million has been incurred as R&D expense and the remaining $0.1 million included in prepaid expense.

On March 7, 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc, a co-development company, to assist in the design and development of the Company’s telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring. The agreement with Triple Ring includes a commitment in 2022 of approximately $2.0 million. A $0.4 million payment has been made as of March 31, 2022, of which $0.1 million expense has been incurred as R&D expense and the remaining $0.3 million is included in prepaid expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our condensed unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the 2021 Form 10-K. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2021 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview

We are a medical technology company primarily focusing on telemedicine solutions that enable the detection and monitoring of cardiac disease outside a healthcare facility setting. Our aim is to deliver innovative, remote diagnostic and monitoring technologies that can be used for patients anywhere, with initial offerings for ambulatory and emergency department (“ED”) use. Our products require FDA clearance and have not been cleared for marketing (hereinafter “Product” or “Products”). We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. Our initial focus is providing diagnostic data to help physicians with care management of patients with cardiovascular disease. There are two major markets for our initial Products: remote patient monitoring and the hospital emergency department. We are developing our telehealth Product to address the rapidly growing field of remote patient monitoring. Our telehealth Product is comprised of a credit card sized ECG device that enables synthesis of a 12 lead ECG and a powerful cloud-based diagnostic software expert system. We believe that we are uniquely positioned to play a central role in remote monitoring of high-risk coronary artery disease patients, because the studies performed so far have shown that our ischemia detection system is highly accurate. Our powerful ischemia detection system is unlike other ambulatory cardiac monitors currently on the market which focus on arrhythmia detection typically based on a single lead ECG. We are applying our platform technology to create a software tool for detecting heart attacks in the ED environment. This software tool is designed to enable emergency physicians to more accurately and quickly diagnose heart attacks than currently available. Market release of this Product will precede that of the telehealth Product.

To date, we have developed working prototypes for both our telehealth Product and our ED Product. The ED Product is currently undergoing additional engineering work that we believe will make it ready for FDA 510(k) clearance submission. Both Products have been evaluated in three medical studies, which were designed by Harvard Medical School faculty. Peer reviewed publications that describe the studies and results are in preparation. We have two peer reviewed medical publications planned for submission during the remainder of 2022. These two publications will describe results of our two key studies: HeartBeam Ischemia Detection Study (“HIDES”) and B Score. In late 2022 we plan to publish results of a study on performance of our ED Product in the real-life environment of an ED. In November 2021 we presented a technology abstract at the IEEE EMBS 2021 Conference. The abstract describes the technology foundation of our ED Product.

The custom software and hardware of our Products, we believe, are classified as Class II medical devices by the FDA, running on an FDA approved Class I registered platform. Class II medical devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process.

HeartBeam has three issued U.S. patents (U.S.10,433,744, U.S.10,117,592 and U.S.11,071,490), and eight pending U.S applications. Four of the pending applications have been published, the remaining four pending cases are unpublished. Outside of the U.S., HeartBeam has three pending EU utility patent applications (one of which is allowed), one pending CA utility patent application, one pending CN utility patent application, one pending JP utility patent application, one pending AU application, and two pending PCT applications. The issued patents are predicted to expire between April 11, 2036 and October 5, 2041.

As of March 31, 2022, we had five employees. We intend to hire or engage additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing investment in new technologies including utilizing strategic partnerships.

Recent Developments

LIVMOR Partnership
On January 31, 2022, we entered into a partnership agreement (“Partnership Agreement”) with LIVMOR to build a Company-branded version of the LIVMOR’s Halo+ FDA cleared turnkey solution for RPM to connect physicians and patients. The Company-branded version (“HeartBeam Platform”) of LIVMOR’s cloud-based remote monitoring portal will be an FDA registered Class 1 system and fully compliant with FDA standards for cybersecurity, software engineering and human factors and includes the prerequisite infrastructure for industry-leading solutions for telehealth. The Partnership Agreement also outlines rights and responsibilities for the customization of the HeartBeam Platform by LIVMOR with senior executives of both companies supervising the project. The Company’s Partnership Agreement with LIVMOR further supports the Company’s project schedule for the FDA submission of its first product, an easy-to-use heart attack detection software solution, in an ED setting. In addition, the Partnership Agreement provides defined statement of work for development of the Company’s product, project management supervised by senior executives of the Company and LIVMOR, and regulatory support assistance for HeartBeam Platform by LIVMOR to obtain FDA clearance. Per the Partnership Agreement, the Company and LIVMOR have the right to enter into additional agreements as needed in order to further the Company’s development of its products.

Stock Purchase Agreement
On February 18, 2022, we entered into a stock purchase agreement (“Stock Purchase Agreement”) pursuant to which the Company agreed to issue and sell (“Private Placement”) to OpenSky Opportunities Fund Ltd. an aggregate of 58,000 units (“Units”), with each Unit consisting of one share of common stock, par value $0.0001 per share (“Common Stock”) and one warrant (“Warrants”) to purchase one share of Common Stock at a combined price of $6.00 per Unit. The Common Stock and the Warrants were immediately separable and issued separately but were purchased together in the Private Placement. The Units, the Common Stock and the Warrants issued pursuant to the Stock Purchase Agreement shall be referred to as the “Securities”. We received $348,000 in proceeds from the Private Placement. The Warrants issued with the Private Placement will have a per share exercise price of $6.00 and are exercisable immediately subject to a 180-Day lock up. The Warrants will expire five years from the date of issuance. The Stock Purchase Agreement contains customary representations and warranties of the parties.

Product Development Agreement
On March 7, 2022 we entered into a professional services agreement (“Triple Ring Agreement”) with Triple Ring Technologies, Inc. (“Triple Ring”), a co-development company, to assist in the design and development of our telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring. The Triple Ring Agreement is a five-phase expedited device development project scheduled to be completed in the fourth quarter of 2022 for a 510k submission to the FDA. Under the terms of the Triple Ring Agreement, the joint project will include our telehealth 3D vector ECG collection device builds for design verification and validation, device packaging, and a manufacturing technology transfer to a contract manufacturer to be named later.

The agreements with LIVMOR and Triple Ring include commitments in 2022 of approximately $3.0 million, of which approximately $1.7 million payments have been made. In addition, there will be license fees on the future commercial use of the platform.

Results of operations for the three ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For Three Months ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$1,414	$134	$1,280	955%
Research and development	734	29	705	2,431%
Total operating expenses	2,148	163	1,985	1,218%

Loss from operations	(2,148)	(163)	(1,985)	1,218%

Interest income (expense)	2	(69)	71	(103)%

Other income	—	22	(22)	(100)%

Income tax provision	—	—	—	—%

Net loss	$(2,146)	$(210)	$(1,936)	922%

Summary of Statements of Operations for the three ended March 31, 2022 compared with the three months ended March 31, 2021:

G&A expenses increased by approximately $1.3 million (955%) during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was primarily due to expenses associated with increased G&A headcount representing an increase of $0.5 million from $0.1 million to $0.6 million, and business development, which included public company expenses, comprising of BOD fees, investor and public relations and SEC reporting, an increase of $0.7 million from $0.1 million to $0.8 million.

Research and development expenses (“R&D”) are primarily from internally developed software and our credit-card sized collection device. R&D expense increased $0.7 million (2,431%) when compared with the same period in 2021. Our focus on R&D during the three months ended March 31, 2022 was primarily with our service providers LIVMOR and Triple Ring representing an expense of approximately $0.5 million of this increase in R&D expense.

Interest expense during the three months ended March 31, 2021, of $69,000 is related to the 2015 Convertible Notes, which were converted to and included in Common Stock as of November 10, 2021.

Other income decreased $22,000 for the three month ended March 31, 2022 due to the forgiveness of loans during the first quarter of 2021 issued under the CARES Act.

Liquidity and Capital Resources

Our cash requirements are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go to market strategies.

As of March 31, 2022, we had approximately $11.2 million in cash, a decrease of $2.0 million from $13.2 million as of December 31, 2021.

During the three months ended March 31, 2022, we raised $0.3 million from the sale of securities.

Our cash is as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash	$11,201	$13,192

Cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months ended March 31
	2022	2021
Net cash used in operating activities	(2,339)	(155)
Net cash provided by financing activities	$348	$215

Operating Activities:

Net cash used by our operating activities of $2.3 million during the three months ended March 31, 2022, is primarily due to our net loss of $2.1 million less $0.2 million in non-cash expenses, offset by an increase of $0.4 million of net changes used in operating assets and liabilities.

Net cash used by our operating activities of $0.2 million during the three months ended March 31, 2021, is primarily due to our net loss of $0.2 million.

Financing Activities:

Net cash provided by financing activities during the three month ended March 31, 2022 of $0.3 million, is from the issuance of common stock under the February 2022 security purchase agreement.

Net cash provided by financing activities during the three month ended March 31, 2021 of $0.2 million is the issuance of our 2015 Notes.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable
Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of March 31, 2022, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the condensed unaudited financial statements, and other financial information included in this quarterly report, fairly presents in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes hiring additional personnel, we will continue to assess the weaknesses as these individuals progress through our onboarding process. We also continue to expand the functionality of our internal accounting systems to provide for higher levels of automation and assurance in our financial reporting function.

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(A) Unregistered Sales of Equity Securities

On January 14, 2022, the Company issued 78,025 shares of Common Stock to a consulting firm for services that were related to the IPO.

On February 18, 2022, the Company entered into a stock purchase agreement pursuant to which the Company agreed to issue and sell to OpenSky Opportunities Fund Ltd. an aggregate of 58,000 units, with each unit consisting of one share of Common Stock and Warrants to purchase one share of Common Stock at a combined price of $6.00 per Unit. The Warrants have an exercise price of $6.00 per share and will expire five years from the date of issuance and are subject to a 180-day lock-up period.

These issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer, dated May 12, 2022, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, dated May 12, 2022, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document*+
101.SCH	XBRL Taxonomy Extension Schema Document*+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document
*	Filed herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard Brounstein
	Name:	Richard Brounstein
	Title:	Chief Financial Officer
Dated: May 12, 2022		(Principal Financial and Accounting Officer)