Form 10-Q
period 2022-06-30
HeartBeam, Inc.
filed 2022-08-11
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of August 10, 2022 was 7,995,758.

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
Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$9,274	$13,192
Prepaid expenses and other assets	464	806
Total Assets	$9,738	$13,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $1 for each period respectively)	770	588
Total Liabilities	770	588

Commitments and contingencies (Note 7)

Stockholders’ Equity
Common stock - $0.0001 par value; 20,000,000 shares authorized; 7,982,008 and 7,809,912 shares issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Additional paid in capital	23,862	22,633
Accumulated deficit	(14,895)	(9,224)
Total Stockholders’ Equity	$8,968	$13,410

Total Liabilities and Stockholders’ Equity	$9,738	$13,998
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating Expenses:
General and administrative	$1,793	$312	$3,208	$446
Research and development	1,742	25	2,475	54
Total operating expenses	3,535	337	5,683	500

Loss from operations	(3,535)	(337)	(5,683)	(500)

Other Income (Expense)
Interest income (expense)	10	(608)	12	(677)
Other income	—	—	—	22
Total other income (expense)	10	(608)	12	(655)

Loss before provision for income taxes	$(3,525)	$(945)	$(5,671)	$(1,155)

Income tax provision	$—	$—	$—	$—

Net Loss	$(3,525)	$(945)	$(5,671)	$(1,155)

Net loss per share, basic and diluted	$(0.43)	$(0.26)	$(0.70)	$(0.31)

Weighted average common shares outstanding, basic and diluted	8,145,967	3,699,762	8,092,237	3,706,550
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(In thousands, except share data)

Three months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance – March 31, 2022	7,958,888	$1	$23,596	$(11,370)	$12,227
Stock based compensation, expense	—	—	264	—	264
Stock issuance upon vesting and exercise of stock options	19,370	—	2	—	2
Stock issuance upon vesting of restricted stock awards	3,750	—	—	—	—
Net loss	—	—	—	(3,525)	(3,525)
Balance – June 30, 2022	7,982,008	$1	$23,862	$(14,895)	$8,968

Three months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance – March 31, 2021	3,538,646	$—	$20	$(5,006)	$(4,986)
Stock based compensation, expense	—	—	23	—	23
Stock issuance upon vesting and exercise of stock options	8,522	—	—	—	—
Debt discount, share settled debt	—	—	1,644		1,644
Net loss	—	—	—	(945)	(945)
Balance – June 30, 2021	3,547,168	$—	$1,687	$(5,951)	$(4,264)

Six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance – December 31, 2021	7,809,912	$1	$22,633	$(9,224)	$13,410
Stock based compensation, expense	—	—	423	—	423
Sale of Common Stock and Warrants	136,025		804	—	804
Stock issuance upon vesting and exercise of stock options	28,571	—	2	—	2
Stock issuance upon vesting of restricted stock awards	7,500	—	—	—	—
Net loss	—	—	—	(5,671)	(5,671)
Balance – June 30, 2022	7,982,008	$1	23,862	$(14,895)	$8,968

Six months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance – December 31, 2020	3,527,850	$—	$11	$(4,796)	$(4,785)
Stock based compensation, expense	—	—	32	—	32
Stock issuance upon vesting and exercise of stock options	19,318	—	—	—	—
Debt discount, share settled debt	—	—	1,644		1,644
Net loss	—	—	—	(1,155)	(1,155)
Balance – June 30, 2021	3,547,168	$—	$1,687	$(5,951)	$(4,264)
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(5,671)	$(1,155)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion expense, convertible notes	—	531
Non-cash interest expense	—	147
Stock-based compensation expense	423	32
PPP loan forgiveness	—	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	342	(29)
Accounts payable and accrued expenses	638	72
Net cash used in operating activities	(4,268)	(424)

Cash Flows From Financing Activities
Proceeds from sale of equity	348	—
Proceeds from exercise of stock options	2	—
Proceeds from issuance of convertible notes	—	865
Net cash provided by financing activities	350	865

Net (decrease) increase in cash	(3,918)	441
Cash and Cash Equivalents – Beginning of period	13,192	24

Cash and Cash Equivalents – Ending of period	$9,274	$465

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$—	$—

Supplemental Disclosures of Non-cash Financing Activities:
Issuance of common stock and warrants to settle accrued expenses	$456	$—
Conversion of short-term notes to convertible notes	$—	$1,644
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
HeartBeam’s initial focus is on timely diagnosis of a heart attack. The Company’s technology provides physicians with complete cardiac diagnostic information for a patient that is outside of a medical institution. The Electrocardiogram (“ECG”) collection device is the size of a credit card. The device sends ECG signals to the patient's smartphone and on to a cloud-based software expert system. Results of the cloud-based analysis are presented to a qualified health care professional for immediate action including, if necessary, a telehealth visit. The Company has validated this novel technology in three clinical studies and is preparing to seek U.S. Food and Drug Administration (“FDA”) clearance of its initial products late 2022 and early 2023. Clearance for the Emergency Department (“ED”) product, HeartBeam AIMI (TM) is scheduled for late 2022, submission of the telehealth product, HeartBeam AIMIGo (TM) is scheduled for late 2022 with clearance in early 2023.
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

NOTE 2 – LIQUIDITY, GOING CONCERN AND OTHER UNCERTAINTIES
The Company is subject to a number of risks similar to those of early stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies.
The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of June 30, 2022 and December 31, 2021, the Company had an accumulated deficit of approximately $14,895,000 and $9,224,000, respectively. Based on our current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these condensed unaudited financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The condensed unaudited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

STOCK-BASED COMPENSATION

The Company periodically issues stock options and restricted stock awards (“RSU’s”) to employees and non-employees for services. The Company has adopted ASU 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The Company accounts for such grants issued and vesting to employees and non-employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense over the vesting period.

The Company grants certain option holders the right to early exercise, as of June 30, 2022, 10,236 options remain unvested. These early exercised grants are not considered an expense or included in either shares outstanding or weighted average shares outstanding until vested.

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
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2022 and 2021 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.
As of June 30, 2022, the penny warrants issued during 2019 have been excluded from the net loss per common share calculation following ASC 260-1-25-12A (Treatment of Contingently Issuable Shares in Weighted-Average Shares Outstanding) as there are circumstances under which these shares would not be issued and therefore not exercisable, (see NOTE 4).
In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of June 30, 2022, 170,149 penny options have been included in the calculation of weighted average basic and diluted earnings per share.
The following is a summary of awards outstanding as of June 30, 2022 and 2021, which are not included in the computation of basic and diluted weighted average shares:

	Three and Six months ended June 30,
	2022	2021
Stock options (excluding exercisable penny stock options)	1,868,218	569,875
Restricted stock awards	22,500	—
Convertible debt	—	2,718,023
Warrants	3,908,276	422,549
Total	5,798,994	3,710,447

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
During the three and six months ended June 30, 2022 the Company issued shares of common stock upon exercise of vested stock options and restricted stock awards of 23,120 and 36,071, respectively. The Company received proceeds of a de minimis amount for the exercise of stock options.
WARRANTS
On February 28, 2022, the Company issued 58,000 warrants to purchase 58,000 shares of common stock at an exercise price of $6.00 per share.

On January 14, 2022, the Company issued 72,727 warrants based on performance metrics achieved in 2021 to purchase 72,727 shares of common stock at an exercise price of $5.50 per share, with an expiration of five years from the date of issuance.

The following is a summary of warrant activity during the six months ended June 30, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding - December 31, 2021	3,777,549	$5.42	4.45	$1,259
Issued	130,727	5.72	—	—

Outstanding – June 30, 2022	3,908,276	5.43	3.97	$525
Exercisable – June 30, 2022	3,501,004	$6.06	4.36	$—
NOTE 5 – STOCK-BASED COMPENSATION
In 2015, the Company’s Board of Directors approved the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The 2015 Plan provides for the grant of stock options and RSU’s to purchase common stock of which 1,636,362 were authorized by the board of which 1,325,867 are outstanding. The 2015 Plan was terminated upon shareholder approval of the 2022 Equity Incentive Plan (“2022 Plan”) whereby no awards can be issued under the 2015 Plan.

The Company’s shareholders approved the 2022 Plan at the annual meeting of stockholders held on June 15, 2022, pursuant to which 1,900,000 shares of common stock was authorized for issuance. As of June 30, 2022, there were 1,165,000 shares available for issuance under the 2022 Equity Plan.
As of June 30, 2022 and 2021, the Company received proceeds of a de minimis amount from the exercise of stock options.

STOCK OPTIONS
The following is a summary of stock option activity during the six months ended June 30, 2022:

	Number of options outstanding	Weighted average exercise price (*)	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Outstanding – December 31, 2021	1,105,938	$2.03	8.8	$1,535
Options granted	961,000	1.39
Options exercised	(28,571)	—

Outstanding – June 30, 2022	2,038,367	1.72	8.9	499
Exercisable – June 30, 2022	451,133	$0.89	7.7	$366
(*) $ - Indicates exercise price less than $0.01 per share

During the three months ended June 30, 2022 the Company modified options to purchase 63,636 shares of common stock with an exercise price of $2.80 to an exercise price of $1.60. The total incremental cost of the modification was de minimis.
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the six months ended June 30, 2022 and 2021, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

	Six months ended June 30,
	2022	2021
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	107.25% - 110.98%	76.8% - 76.9%
Expected term (in years)	5.73 - 5.80	5.66
Risk-free rate	1.47% - 2.85%	0.48% - 0.82%
Expected dividend yield	—	—
Weighted average grant date fair value per share	$1.08 - $1.75	$1.59 - $1.81
RESTRICTED STOCK UNITS

The following is a summary of RSU’s awards activity during the six months ended June 30, 2022:

	Six months ended June 30, 2022
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	30,000	$3.20
Shares vested	7,500	3.20
Non-vested	22,500	$3.20

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
General and administration
Stock options	175,900	21,000	296,800	26,000
RSU’s	23,100	—	35,000	—
Total general and administration	199,000	21,000	331,800	26,000
R&D
Stock options	64,800	2,400	90,900	6,000
Total	$263,800	$23,400	$422,700	$32,000

As of June 30, 2022, total compensation cost not yet recognized related to unvested stock options was approximately $2.4 million, which is expected to be recognized over a weighted-average period of 3.22 years.

As of June 30, 2022, total compensation cost not yet recognized related to unvested RSU’s is approximately $61,000, which is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which an executive of the Company has significant influence, as well as Hardesty, where he is a non-managing partner. The Company incurred accounting fees from these firms of approximately $4,000 and $11,000 during the three and six months ended June 30, 2022, respectively, and approximately $32,000 and $55,000 during the three and six months ended June 30, 2021. The Company had balances due to these firms amounting to approximately $1,000 as of June 30, 2022 and December 31, 2021.

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

For the three and six months ended June 30, 2022 and 2021, rent expense was approximately $4,000 and $8,000 respectively for each year.

On January 31, 2022, the Company entered into a partnership agreement with LIVMOR Inc. (“LIVMOR”) to build a Company-branded version of the LIVMOR’s Halo+ FDA cleared turnkey solution for RPM to connect physicians and patients. As included in the agreement, the Company and LIVMOR have the right to enter into additional agreements as needed in order to further the Company’s development of its products. The agreement with LIVMOR includes a commitment in 2022 of $1.0 million. As of June 30, 2022 LIVMOR accepted the committed $1.0 million payment, of which $0.9 million has been incurred as R&D expense and $0.1 million is included in prepaid expenses.

On March 7, 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc, a co-development company, to assist in the design and development of the Company’s telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring. The agreement with Triple Ring includes a commitment in 2022 of approximately $2.0 million. The Company has expensed $0.8 million and $0.1 million is included in accrued expenses as of June 30, 2022.

NOTE 8 – SUBSEQUENT EVENTS

On July 13, 2022, following the approval of the 2022 Plan, the Company filed its Registration Statement on Form S-8, pursuant to which the Company issued RSU’s to the Board of Directors totaling 238,970 units.

On August 2, 2022, the Company entered into a supplemental agreement to the partnership agreement dated January 31, 2022 with LIVMOR.

The supplemental agreement states the Company will pay an additional $200,000 for the source code access under the partnership agreement. Payments totaling $200,000 have been made by the Company and LIVMOR has delivered to the Company copies of source materials and codes. All licenses granted by LIVMOR will automatically be converted into a non-exclusive and perpetual license and become licenses granted on a royalty-free and fully paid-up basis, in which LIVMOR hereby expressly waives and relinquishes all HeartBeam payment obligations under the initial partnership agreement.

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

Overview

We are a medical technology company primarily focusing on telemedicine solutions that enable the detection and monitoring of cardiac disease outside a healthcare facility setting. Our aim is to deliver innovative, remote diagnostic and monitoring technologies that can be used for patients anywhere, with initial offerings for ambulatory and emergency department (“ED”) use. Our products require FDA clearance and have not been cleared for marketing (hereinafter “Product” or “Products”). We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. Our initial focus is providing diagnostic data to help physicians with care management of patients with cardiovascular disease. There are two major markets for our initial Products: remote patient monitoring and the hospital emergency department. We are developing our telehealth Product, HeartBeam AIMIGo (TM) to address the rapidly growing field of remote patient monitoring. AIMIGo is comprised of a credit card sized ECG device that enables synthesis of a 12 lead ECG and a powerful cloud-based diagnostic software expert system. We believe that we are uniquely positioned to play a central role in remote monitoring of high-risk coronary artery disease patients, because the studies performed so far have shown that our ischemia detection system is highly accurate. Our powerful ischemia detection system is unlike other ambulatory cardiac monitors currently on the market which focus on arrhythmia detection typically based on a single lead ECG. We are applying our platform technology to create a software tool for detecting heart attacks in the ED environment. This software tool, HeartBeam AIMI (TM) is designed to enable emergency physicians to more accurately and quickly diagnose heart attacks than currently available. Market release of this Product will precede that of AIMIGo.

To date, we have developed working prototypes for both HeartBeam AIMI and AIMIGo. HeartBeam AIMI is currently undergoing final validation testing that we believe will make it ready for FDA 510(k) clearance submission. Both Products have been evaluated in three medical studies, which were designed by Harvard Medical School faculty. Peer reviewed publications that describe the studies and results are in preparation. We have two peer reviewed medical publications planned for submission during the remainder of 2022. These two publications will describe results of our two key studies: HeartBeam Ischemia Detection Study (“HIDES”) and B Score. In late 2022 we plan to publish results of a study on performance of HeartBeam AIMI in the real-life environment of an ED. In November 2021 we presented a technology abstract at the IEEE EMBS 2021 Conference. The abstract describes the technology foundation of HeartBeam AIMI.

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

HeartBeam has three issued U.S. patents (U.S.10,433,744, U.S.10,117,592 and U.S.11,071,490), two allowed US patents and five pending U.S applications. Four of the pending applications have been published, the remaining pending cases is unpublished. Outside of the U.S., HeartBeam has four issued patents in Germany, France, the Netherlands and the United Kingdom, and seven pending patent applications, in Canada, China, the European Union, Japan and Australia. HeartBeam also has two pending PCT applications. The issued patents are predicted to expire between April 11, 2036 and October 5, 2041.

As of June 30, 2022, we had ten employees. We intend to hire or engage additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing investment in new technologies including utilizing strategic partnerships.

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

On August 2,2022, we entered into a supplemental agreement to the Partnership Agreement dated January 31, 2022 with LIVMOR.

The supplemental agreement states we will pay an additional $200,000 for the source code access under the Partnership Agreement. Payments totaling $200,000 have been made by the Company and LIVMOR has delivered to the Company copies of source materials and codes. All licenses granted by LIVMOR will automatically be converted into a non-exclusive and perpetual license and become licenses granted on a royalty-free and fully paid-up basis, in which LIVMOR hereby expressly waives and relinquishes all HeartBeam payment obligations under the Partnership Agreement.

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

The agreement with Triple Ring includes commitments through November 30, 2022 of approximately $2.0 million, of which approximately $0.7 million in payments have been made.

Results of operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For three months ended June 30,				For six months ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$1,793	$312	$1,481	475%	$3,208	$446	$2,762	619%
Research and development	1,742	25	1,717	6,868%	2,475	54	2,421	4,483%
Total operating expenses	3,535	337	3,198	949%	5,683	500	5,183	1,037%

Loss from operations	(3,535)	(337)	(3,198)	949%	(5,683)	(500)	(5,183)	1,037%

Interest income (expense)	10	(608)	618	(102)%	12	(677)	689	(102)%

Other income	—	—	—	—%	—	22	(22)	(100)%

Income tax provision	—	—	—	—%	—	—	—	—%

Net loss	$(3,525)	$(945)	$(2,580)	273%	$(5,671)	$(1,155)	$(4,516)	391%

Summary of Statements of Operations for the three and six ended June 30, 2022 compared with the three and six months ended June 30, 2021:

G&A expenses during the three and six months ended June 30, 2022 were $1.8 million and $3.2 million, respectively, representing an increase of $1.5 million or 475% and $2.8 million or 619% when compared to the same periods in 2021, primarily due to expenses associated with G&A headcount representing an increase of $0.8 million and $1.4 million and business development, which includes public company expenses, comprising of BOD fees, investor and public relations and SEC reporting, increasing $0.6 million and $1.3 million when compared to the same periods ended June 30, 2021.

Research and development expenses (“R&D”) are primarily from internally developed software and our credit-card sized collection device. R&D expenses were $1.7 million and $2.5 million for the three and six months ended June 30, 2022, respectively, representing an increase of $1.7 million or 6,868% and $2.4 million or 4,483% respectively as compared to the same periods in 2021. This is primarily from our service providers LIVMOR and Triple Ring representing an increase in R&D expense of approximately $1.2 million and $1.9 million for the three and six month ended June 30, 2022, respectively.

Interest expense during the three and six months ended June 30, 2021, of $0.6 million and $0.7 million, respectively, is related to the 2015 Convertible Notes, which were converted to and included in Common Stock as of November 10, 2021. We incurred no such expense during the three and six months ended June 30, 2022.

Other income decreased $22,000 when comparing the six months ended June 30, 2022 to 2021, due to the forgiveness of loans during the first quarter of 2021 issued under the CARES Act.

Liquidity and Capital Resources

Our cash requirements are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go to market strategies.

As of June 30, 2022, we had approximately $9.3 million in cash, a decrease of $3.9 million from $13.2 million as of December 31, 2021.

During the six months ended June 30, 2022, we raised $0.3 million from the sale of securities.

Our cash is as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash	$9,274	$13,192

Cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	(4,268)	(424)
Net cash provided by financing activities	$350	$865

Operating Activities:

Net cash used by our operating activities of $4.3 million during the six months ended June 30, 2022, is primarily due to our net loss of $5.7 million less $0.4 million in non-cash expenses and $1.0 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $0.4 million during the six months ended June 30, 2021, is primarily due to our net loss of $1.2 million less $0.7 million in non-cash expenses and $0.1 million of net changes in operating assets and liabilities.

Financing Activities:

Net cash provided by financing activities during the six month ended June 30, 2022 of $0.3 million, is primarily from the issuance of common stock under the February Stock Purchase Agreement.

Net cash provided by financing activities during the six month ended June 30, 2021 of $0.9 million is from the issuance of our 2015 Notes.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable
Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of June 30, 2022, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(A) Unregistered Sales of Equity Securities

There were no sales of equity securities sold during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer, dated August 11, 2022, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, dated August 11, 2022, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard Brounstein
	Name:	Richard Brounstein
	Title:	Chief Financial Officer
Dated: August 11, 2022		(Principal Financial and Accounting Officer)