Form 10-Q
period 2022-09-30
HeartBeam, Inc.
filed 2022-11-10
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of November 9, 2022 was 8,004,620.

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
Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$6,549	$13,192
Prepaid expenses and other assets	123	806
Total Assets	$6,672	$13,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $1 for each period respectively)	932	588
Total Liabilities	932	588

Commitments (Note 7)

Stockholders’ Equity
Common stock - $0.0001 par value; 20,000,000 shares authorized; 8,000,870 and 7,809,912 shares issued and outstanding at September 30, 2022 and December 31, 2021	1	1
Additional paid in capital	24,213	22,633
Accumulated deficit	(18,474)	(9,224)
Total Stockholders’ Equity	$5,740	$13,410

Total Liabilities and Stockholders’ Equity	$6,672	$13,998
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating Expenses:
General and administrative	$2,048	$341	$5,256	$785
Research and development	1,562	105	4,036	159
Total operating expenses	3,610	446	9,292	944

Loss from operations	(3,610)	(446)	(9,292)	(944)

Other Income (Expense)
Interest income (expense)	28	(742)	39	(1,421)
Other income	3	—	3	22
Total other income (expense)	31	(742)	42	(1,399)

Loss before provision for income taxes	$(3,579)	$(1,188)	$(9,250)	$(2,343)

Income tax provision	$—	$—	$—	$—

Net Loss	$(3,579)	$(1,188)	$(9,250)	$(2,343)

Net loss per share, basic and diluted	$(0.44)	$(0.32)	$(1.14)	$(0.63)

Weighted average common shares outstanding, basic and diluted	8,147,024	3,720,880	8,107,359	3,706,001
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(In thousands, except share data)

Three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance – June 30, 2022	7,982,008	$1	$23,862	$(14,895)	$8,968
Stock based compensation, expense	—	—	351	—	$351
Stock issuance upon vesting and exercise of stock options	5,112	—	—	—	$—
Stock issuance upon vesting of restricted stock awards	13,750	—	—	—	$—
Net loss	—	—	—	(3,579)	$(3,579)
Balance – September 30, 2022	8,000,870	$1	$24,213	$(18,474)	$5,740

Three months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance – June 30, 2021	3,547,168	$—	$1,687	$(5,951)	$(4,264)
Stock based compensation, expense	—	—	53	—	53
Stock issuance upon vesting and exercise of stock options	8,143	—	—	—	—
Debt discount, share settled debt	—	—	212		212
Net loss	—	—	—	(1,188)	(1,188)
Balance – September 30, 2021	3,555,311	$—	$1,952	$(7,139)	$(5,187)

Nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance – December 31, 2021	7,809,912	$1	$22,633	$(9,224)	$13,410
Stock based compensation, expense	—	—	774	—	774
Sale of Common Stock and Warrants	136,025		804	—	804
Stock issuance upon vesting and exercise of stock options	33,683	—	2	—	2
Stock issuance upon vesting of restricted stock awards	21,250	—	—	—	—
Net loss	—	—	—	(9,250)	(9,250)
Balance – September 30, 2022	8,000,870	$1	24,213	$(18,474)	$5,740

Nine months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance – December 31, 2020	3,527,850	$—	$11	$(4,796)	$(4,785)
Stock based compensation, expense	—	—	85	—	85
Stock issuance upon vesting and exercise of stock options	27,461	—	—	—	—
Debt discount, share settled debt	—	—	1,856		1,856
Net loss	—	—	—	(2,343)	(2,343)
Balance – September 30, 2021	3,555,311	$—	$1,952	$(7,139)	$(5,187)
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(9,250)	$(2,343)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion expense, convertible notes	—	1,187
Non-cash interest expense	—	233
Stock-based compensation expense	774	85
PPP loan forgiveness	—	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	683	(139)
Accounts payable and accrued expenses	800	210
Net cash used in operating activities	(6,993)	(789)

Cash Flows From Financing Activities
Proceeds from sale of equity	348	—
Proceeds from exercise of stock options	2	—
Proceeds from issuance of convertible notes	—	1,560
Net cash provided by financing activities	350	1,560

Net (decrease) increase in cash	(6,643)	771
Cash and Cash Equivalents – Beginning of period	13,192	24

Cash and Cash Equivalents – Ending of period	$6,549	$795

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$—	$—

Supplemental Disclosures of Non-cash Financing Activities:
Issuance of common stock and warrants to settle accrued expenses	$456	$—
Conversion of short-term notes to convertible notes	$—	$1,856
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND OPERATIONS
HeartBeam, Inc. (“HeartBeam” or “Company”) is a development-stage company specializing in cardiovascular diagnostic technology. The Company was incorporated in 2015 as a Delaware corporation. The Company’s operations are based in Santa Clara, California, and it operates in one segment.

HeartBeam’s initial focus is on timely diagnosis of a heart attack. The Company’s technology provides physicians with complete cardiac diagnostic information for a patient that is outside of a medical institution. The Electrocardiogram (“ECG”) collection device is the size of a credit card. The device sends ECG signals to the patient's smartphone and on to a cloud-based software expert system. Results of the cloud-based analysis are presented to a qualified health care professional for immediate action including, if necessary, a telehealth visit. The Company has validated this novel technology in three clinical studies and is seeking U.S. Food and Drug Administration (“FDA”) clearance. On August 15, 2022, HeartBeam AIMI was submitted to the FDA for review and the Company is in the process of preparing a 510(K) submission for AIMIGo.
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
The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of September 30, 2022 and December 31, 2021, the Company had an accumulated deficit of approximately $18,474,000 and $9,224,000, respectively. Based on current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these condensed unaudited financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships and revenue. Revenue is expected following FDA clearance of the Company’s initial two products. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

The condensed unaudited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying condensed unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 24, 2022 (“2021 Annual Report”).
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

The Company grants certain option holders the right to early exercise, as of September 30, 2022, 5,124 options remain unvested. These early exercised grants are not considered an expense or included in either shares outstanding or weighted average shares outstanding until vested.

The fair value of stock options on the date of grant is calculated using the Black-Scholes option pricing model, based on key assumptions such as the fair value of common stock, expected volatility and expected term. These estimates require the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. These assumptions are primarily based on historical data, peer company data and the judgment of management regarding future trends and other factors. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the US Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the financial statements is reduced by the actual awards forfeited.

Compensation cost for restricted stock awards issued to employees and non-employees is measured using the grant date fair value of the award, and expense is recognized over the service period, adjusted to reflect actual forfeitures.

RESEARCH AND DEVELOPMENT EXPENSE
The Company expenses the cost of research and development as incurred. Research and development (“R&D”) expenses consist primarily of professional services costs associated with the development of cardiovascular technologies and products.
NET LOSS PER COMMON SHARE
Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.
As of September 30, 2022, the penny warrants issued during 2019 have been excluded from the net loss per common share calculation following treatment of contingently issuable shares as there are circumstances under which these shares would not be issued and therefore not exercisable.
In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of September 30, 2022, 173,017 penny options have been included in the calculation of weighted average basic and diluted earnings per share.
The following is a summary of awards outstanding as of September 30, 2022 and 2021, which are not included in the computation of basic and diluted weighted average shares:

	Three and Nine months ended September 30,
	2022	2021
Stock options (excluding exercisable penny stock options)	1,928,904	630,593
Restricted stock awards	257,720	—
Convertible debt	—	1,449,574
Warrants	3,908,276	422,549
Total	6,094,900	2,502,716

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
During the three and nine months ended September 30, 2022 the Company issued shares of common stock upon exercise of vested stock options and restricted stock awards of 18,862 and 54,933, respectively. The Company received proceeds of a de minimis amount from the exercise of stock options.
WARRANTS
On February 28, 2022, the Company issued 58,000 warrants to purchase 58,000 shares of common stock at an exercise price of $6.00 per share.

On January 14, 2022, the Company issued 72,727 warrants based on performance metrics achieved in 2021 to purchase 72,727 shares of common stock at an exercise price of $5.50 per share, with an expiration of five years from the date of issuance.

The following is a summary of warrant activity during the nine months ended September 30, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding - December 31, 2021	3,777,549	$5.42	4.45	$1,259
Issued	130,727	5.72	—	—

Outstanding – September 30, 2022	3,908,276	5.43	3.72	$1,606
Exercisable – September 30, 2022	3,501,004	$6.06	4.11	$18
NOTE 5 – STOCK-BASED COMPENSATION
In 2015, the Company’s Board of Directors approved the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The 2015 Plan provides for the grant of stock options and RSU’s to purchase common stock of which 1,636,362 were authorized by the board of which 1,252,068 are outstanding. The 2015 Plan was terminated upon shareholder approval of the 2022 Equity Incentive Plan (“2022 Plan”) whereby no new awards can be issued under the 2015 Plan.

The Company’s shareholders approved the 2022 Plan at the annual meeting of stockholders held on June 15, 2022, pursuant to which 1,900,000 shares of common stock was authorized for issuance. The 2022 Plan includes a provision for add back of any cancelled options from the 2015 Plan up to 1,372,816 shares, and as of September 30, 2022, there are 64,917 shares from the 2015 Plan that are included in the 847,364 shares available for issuance under the 2022 Plan.
As of September 30, 2022 and 2021, the Company received proceeds of a de minimis amount from the exercise of stock options.

STOCK OPTIONS
The following is a summary of stock option activity during the nine months ended September 30, 2022:

	Number of options outstanding	Weighted average exercise price (*)	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Outstanding – December 31, 2021	1,105,938	$2.03	8.8	$1,535
Options granted	1,131,000	1.44
Options exercised	(33,683)	—
Options cancelled	(101,334)	3.19

Outstanding – September 30, 2022	2,101,921	1.69	8.9	4,802
Exercisable – September 30, 2022	556,005	$1.33	7.3	$1,505
(*) $ - Indicates exercise price less than $0.01 per share

During the nine months ended September 30, 2022 the Company modified stock options to purchase 183,636 shares of common stock. The total incremental cost of the modification was de minimis.
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the nine months ended September 30, 2022 and 2021, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Nine Months ended September 30,
	2022	2021
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	107.25% - 110.98%	90.01% - 93.02%
Expected term (in years)	5.62 - 5.94	5.69 - 5.98
Risk-free rate	1.47% - 3.10%	0.69% - 0.82%
Expected dividend yield	—	—
Weighted average grant date fair value per share	$1.08 - $1.75	$2.07 - $3.00
RESTRICTED STOCK UNITS

The following is a summary of RSU’s awards activity:

	Nine months ended September 30, 2022
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	30,000	$3.20
Shares granted	248,970	1.36
Shares vested	(21,250)	2.33
Non-vested	257,720	$1.49

On July 15, 2022, the Company issued 238,970 and 10,000 shares of RSU’s to the Board of Directors of the Company and a consultant, respectively. The total fair value of the issuances is approximately $325,000 and $13,600, respectively. The RSU’s issued to the Board of Directors will vest upon the earlier of the one year anniversary of the Grant Date or the next annual meeting of the Company’s stockholders. The RSU’s issued to the consultant vested immediately.

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
General and administration
Stock options	148,196	48,594	445,522	75,049
RSU’s	100,191	—	134,841	—
Total general and administration	248,387	48,594	580,363	75,049
R&D
Stock options	89,469	3,916	179,878	10,160
RSU’s	13,600	—	13,600	—
Total	$351,456	$52,510	$773,841	$85,209

As of September 30, 2022, total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $2.1 million and $0.3 million, respectively, which is expected to be recognized over a weighted-average period of 3.26 years and 0.8 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which an executive of the Company has significant influence, as well as Hardesty, where he is a non-managing partner. The Company incurred accounting fees from these firms of approximately $5,000 and $16,000 during the three and nine months ended September 30, 2022, respectively, and approximately $30,000 and $80,000 during the three and nine months ended September 30, 2021. The Company had balances due to these firms amounting to approximately $1,000 as of September 30, 2022 and December 31, 2021.

NOTE 7 – COMMITMENTS

Lease Obligations

On May 1, 2019, the Company entered into a month to month lease agreement for their headquarters. The agreement is for an undefined term and can be cancelled at any time, given one month’s notice by either party. The Company’s monthly rent expense associated with this agreement is approximately $1,440. The Company’s month to month headquarters lease is in the name of the Company’s Chief Executive Officer, and the cost is reimbursed monthly. For the three and nine months ended September 30, 2022 and 2021, rent expense was approximately $4,000 and $12,000 respectively for each year.

Partnership Agreement

On January 31, 2022, the Company entered into a partnership agreement with LIVMOR Inc. (“LIVMOR”) to build a Company-branded version of the LIVMOR’s Halo+ FDA cleared turnkey solution for RPM to connect physicians and patients. As included in the agreement, the Company and LIVMOR have the right to enter into additional agreements as needed in order to further the Company’s development of its products. The agreement with LIVMOR included a commitment in 2022 of $1.0 million.

On August 2, 2022, the Company entered into a supplemental agreement with LIVMOR. The supplemental agreement stated the Company would pay an additional $0.2 million for the source code access under the partnership agreement. Payments totaling $0.2 million have been made by the Company and LIVMOR has delivered to the Company copies of source materials and codes. All licenses granted by LIVMOR will automatically be converted into a non-exclusive and perpetual license and become licenses granted on a royalty-free and fully paid-up basis, in which LIVMOR hereby expressly waives and relinquishes all HeartBeam payment obligations under the initial partnership agreement. Based on management’s review of Topic ASC 805 and 730, it was determined that only the source code and perpetual license were purchased and it was determined there was no alternative future uses, therefore management recorded the expense as research and development expense during the three months ended September 30, 2022.

As of September 30, 2022, the Company expensed a total of $1.2 million associated with the LIVMOR agreements, which has been recognized as R&D expense.

Professional Services Agreement

On March 7, 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc, a co-development company, to assist in the design and development of the Company’s telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring. The agreement with Triple Ring includes a commitment in 2022 of approximately $2.0 million. As of September 30, 2022 the Company has expensed $1.4 million and included $0.07 million in accrued expenses.

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

Overview

We are a medical technology company primarily focusing on telemedicine solutions that enable the detection and monitoring of cardiac disease outside a healthcare facility setting. Our aim is to deliver innovative, remote diagnostic and monitoring technologies that can be used for patients anywhere, with initial offerings for ambulatory and emergency room use. Our products require Food and Drug Administration (“FDA”) clearance and have not been cleared for marketing (hereinafter “Product” or “Products”.) We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. Our initial focus is providing diagnostic data to help physicians with care management of patients with cardiovascular disease. There are two major markets for our initial Products: remote patient monitoring (“RPM”) and the hospital Emergency Department (“ED”). We are developing Generation 1 of our telehealth product (“HeartBeam AIMIGoTM” or “AIMIGo”), to address the rapidly growing field of RPM. AIMIGo is comprised of a credit card sized Electrocardiogram (“ECG”) device and a powerful cloud-based diagnostic expert software system. We believe that we are uniquely positioned to play a central role in remote monitoring of high-risk coronary artery disease patients, because the studies performed so far have shown that our ischemia detection system is highly accurate. Our powerful ischemia detection system is unlike other ambulatory cardiac monitors currently on the market which focus on arrhythmia detection. Secondly, we are applying our platform technology to create a software tool for detecting heart attacks in the ED and similar acute care settings. The software tool, (“HeartBeam AIMI(TM)”) is designed to enable emergency physicians to quickly and more accurately diagnose heart attacks than currently available ECG systems. Market release of this Product will precede that of AIMIGo.

To date, we have developed working prototypes for both AIMIGo and HeartBeam AIMI. HeartBeam AIMI has been submitted for FDA 510(k) clearance. Both products have been validated in three medical studies, which were designed by Harvard Medical School faculty. Peer reviewed publications that describe the studies and results are in preparation. At the time of this filing, we have one peer reviewed medical publication being reviewed by a highly ranked cardiology journal. This publication will describe results of one of our key studies: HeartBeam Ischemia Detection Study (“HIDES”). In November 2021, we presented a technology abstract at the IEEE EMBS 2021 Conference. The abstract describes the technology foundation of HeartBeam AIMI.

The custom algorithm software and ECG collection device hardware of our Products, we believe, are classified as Class II medical devices by the FDA, running on an FDA approved Class I registered platform. Class II medical devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process.

HeartBeam has five issued U.S. patents (U.S.10,433,744, U.S.10,117,592, U.S.11,071,490, U.S.11,419,538 and U.S. 11,445,963), and seven pending U.S applications. Five of the pending applications have been published, the remaining two pending cases are unpublished. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands and United Kingdom and seven pending applications in Canada, China, the European Union, Japan and Australia. HeartBeam has two pending PCT applications. The issued patents are predicted to expire between April 11, 2036 and October 5, 2041.

As of September 30, 2022, we had fifteen employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining qualified professionals in our industry, we continue our endeavor to find such candidates for our

Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing investment in new technologies including utilizing strategic partnerships.

Recent Developments

CTO Appointment

In August 2022, the Board of Directors of the Company appointed Ken Persen as Chief Technical Officer of the Company. Mr. Persen combines over 28 years of experience in the medical device and digital health industries in engineering and senior management positions. Mr. Persen has been involved in several companies in cardiac rhythm management, holding positions including Chief Executive Officer, Chief Technology Officer, Executive Vice President and Director of Engineering. Since 2016 and prior to joining HeartBeam, Mr. Persen was the Chief Technology Officer at LIVMOR, Inc., (“LIVMOR”) a Digital Health company. In addition, from 2016 through November 2021, he was also Chief Executive Officer of LIVMOR. Prior roles included Director of Engineering at Cameron Health (acquired by Boston Scientific), a late stage medical device start up and engineering and management positions at Guidant Corp (acquired by Boston Scientific), a large medical device manufacturer. He is currently a Board Member at LIVMOR, Inc. He has an undergraduate degree from University of Minnesota, Duluth, with a BA in Computer Science.

Patent Assignment

In September 2022, we were granted two patents:

•We were granted a 12-lead ECG patch monitor intended for detection of acute coronary syndrome (“ACS”) and cardiac arrhythmia by the United States Patent and Trademark Office. The innovation builds on our growing intellectual property portfolio enabling 12-lead ECG diagnostics outside of a medical setting.

•We were also granted a patent that enables generation of a synthesized 12-lead ECG by the AIMIGo credit card-sized device by the United States Patent and Trademark Office. The innovation opens the pathway for a patient to record a set of signals using AIMIGo outside of a medical setting with a diagnostic synthesized 12-lead ECG immediately transmitted to a physician for review and diagnosis. Unlike single-lead ECG products currently in the marketplace, such as other credit card sized devices or smartwatches, our technology is intended to quickly and accurately help a physician identify a heart attack (“Myocardial Infarction” or “MI”).

Product Pipeline

In October 2022, we announced the expansion of our product pipeline with smartwatch connectivity enablement for 24/7 heart monitoring capability. The product pipeline advancement allows for the addition of arrhythmia detection capabilities to address the multibillion-dollar global market for atrial fibrillation and other arrhythmia monitoring. This capability builds on our recently issued patents. This broader product portfolio enables the following:

•Introducing a 3-lead 3D vector electrocardiogram (“VECG”) credit card-sized device, the HeartBeam AIMIGo™ 3L, that records the X,Y,Z cardiac activity and displays the signals for clinician review, providing the regulatory foundation for subsequent products in our product portfolio. The 510(K) submission to the FDA is planned for Q4 2022.

•Leveraging recently issued patents to incorporate both synthesized baseline and symptomatic 12-lead signals for enhanced diagnostic accuracy as well as the addition of atrial fibrillation detection capability in the AIMIGo 12L device for FDA 510(K) submission in Q2 2023.

•Broadening of the product portfolio profile to enable smartwatch connectivity to our platform in future products as an optional monitoring solution for the clinician and the patient.

CMO Appointment

In October 2022, we announced the appointment of Peter J. Fitzgerald, MD, Ph.D, as Chief Medical Officer. Dr. Fitzgerald is the Director of the Center for Cardiovascular Technology and Director of the Cardiovascular Core Analysis Laboratory at Stanford University Medical School. In addition to his world-renowned expertise in interventional cardiology, Dr. Fitzgerald is an accomplished inventor, entrepreneur, and investment fund founder.

Partnership Agreement

In January 2022, we entered into a partnership agreement with LIVMOR to build a Company-branded version of the LIVMOR’s Halo+ FDA cleared turnkey solution for RPM to connect physicians and patients. As included in the agreement, HeartBeam and LIVMOR have the right to enter into additional agreements as needed in order to further the Company’s development of its products. The agreement with LIVMOR included a commitment in 2022 of $1.0 million.

During August 2022, we entered into a supplemental agreement with LIVMOR. The supplemental agreement stated the Company would pay an additional $0.2 million for access the source code under the partnership agreement. Payments totaling $0.2 million have been made by the Company and LIVMOR has delivered to the Company copies of source materials and codes. All licenses granted by LIVMOR have been automatically converted into a non-exclusive and perpetual license and has become licenses granted on a royalty-free and fully paid-up basis, in which LIVMOR hereby expressly waives and relinquishes all HeartBeam payment obligations under the initial partnership agreement.

As of September 30, 2022, the Company expensed a total of $1.2 million associated with the LIVMOR agreements, which has been recognized as R&D expense.

Stock Purchase Agreement

In February 2022, we entered into a stock purchase agreement (“Stock Purchase Agreement”) pursuant to which the Company agreed to issue and sell (“Private Placement”) to OpenSky Opportunities Fund Ltd. an aggregate of 58,000 units (“Units”), with each Unit consisting of one share of common stock, par value $0.0001 per share (“Common Stock”) and one warrant (“Warrants”) to purchase one share of Common Stock at a combined price of $6.00 per Unit. The Common Stock and the Warrants were immediately separable and issued separately but were purchased together in the Private Placement. The Units, the Common Stock and the Warrants issued pursuant to the Stock Purchase Agreement shall be referred to as the “Securities”. We received $348,000 in proceeds from the Private Placement. The Warrants issued with the Private Placement will have a per share exercise price of $6.00 and are exercisable immediately subject to a 180-Day lock up. The Warrants will expire five years from the date of issuance. The Stock Purchase Agreement contains customary representations and warranties of the parties.

Product Development Agreement

In March 2022, we entered into a professional services agreement (“Triple Ring Agreement”) with Triple Ring Technologies, Inc. (“Triple Ring”), a co-development company, to assist in the design and development of our telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring. The Triple Ring Agreement is a five-phase expedited device development project scheduled to be completed in the fourth quarter of 2022 for a 510k submission to the FDA. Under the terms of the Triple Ring Agreement, the joint project will include our telehealth 3D vector ECG collection device builds for design verification and validation, device packaging, and a manufacturing technology transfer to a contract manufacturer to be named later.

The agreement with Triple Ring includes commitments through November 30, 2022 of approximately $2.0 million, of which approximately $1.4 million in payments have been made.

Results of operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For three months ended September 30,				For nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$2,048	$341	$1,707	501%	$5,256	$785	$4,471	570%
Research and development	1,562	105	1,457	1,388%	4,036	159	3,877	2,438%
Total operating expenses	3,610	446	3,164	709%	9,292	944	8,348	884%

Loss from operations	(3,610)	(446)	(3,164)	709%	(9,292)	(944)	(8,348)	884%

Interest income (expense)	28	(742)	770	(104)%	39	(1,421)	1,460	(103)%

Other income	3	—	3	100%	3	22	(19)	(86)%

Income tax provision	—	—	—	—%	—	—	—	—%

Net loss	$(3,579)	$(1,188)	$(2,391)	201%	$(9,250)	$(2,343)	$(6,907)	295%

Summary of Statements of Operations for the three and nine ended September 30, 2022 compared with the three and nine months ended September 30, 2021:

General and Administrative expenses (“G&A”) during the three and nine months ended September 30, 2022 were $2.0 million and $5.3 million, respectively, representing an increase of $1.7 million or 501% and $4.5 million or 570% when compared to the same periods in 2021, and is primarily due to expenses associated with G&A headcount representing an increase of $1.0 million and $2.5 million and business development, which includes public company expenses, comprising of Board of Directors fees, investor and public relations, Directors’ and Officers’ Liability Insurance and SEC reporting, increasing $0.5 million and $1.4 million when compared to the same periods ended September 30, 2021.

Research and development expenses (“R&D”) are primarily from internally developed software and our credit-card sized collection device. R&D expenses were $1.6 million and $4.0 million for the three and nine months ended September 30, 2022, respectively, representing an increase of $1.5 million or 1,388% and $3.9 million or 2,438% respectively as compared to the same periods in 2021. This is primarily from our service providers LIVMOR and Triple Ring representing an increase in R&D of approximately $1.1 million and $2.7 million for the three and nine month ended September 30, 2022, respectively.

Interest expense during the three and nine months ended September 30, 2021, of $0.7 million and $1.4 million, respectively, is related to the 2015 Convertible Notes, which were converted to and included in Common Stock as of November 10, 2021. We incurred no such expense during the three and nine months ended September 30, 2022.

Other income decreased $19,000 when comparing the nine months ended September 30, 2022 to 2021, due to the forgiveness of loans during the first quarter of 2021 issued under the CARES Act.

Liquidity and Capital Resources

Our cash requirements are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go to market strategies.

As of September 30, 2022, we had approximately $6.5 million in cash, a decrease of $6.7 million from $13.2 million as of December 31, 2021.

During the nine months ended September 30, 2022, we raised $0.3 million from the sale of securities.

Our cash is as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash	$6,549	$13,192

Cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	(6,993)	(789)
Net cash provided by financing activities	$350	$1,560

Operating Activities:

Net cash used by our operating activities of $7.0 million during the nine months ended September 30, 2022, is primarily due to our net loss of $9.3 million less $0.8 million in non-cash expenses and $1.5 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $0.8 million during the nine months ended September 30, 2021, is primarily due to our net loss of $2.3 million less $1.5 million in non-cash expenses.

Financing Activities:

Net cash provided by financing activities during the nine month ended September 30, 2022 of $0.3 million, is primarily from the issuance of common stock under the February Stock Purchase Agreement.

Net cash provided by financing activities during the nine month ended September 30, 2021 of $1.6 million is primarily from the issuance of our 2015 Notes.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.
Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of September 30, 2022, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer, dated November 10, 2022, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, dated November 10, 2022, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard Brounstein
	Name:	Richard Brounstein
	Title:	Chief Financial Officer
Dated: November 10, 2022		(Principal Financial and Accounting Officer)