Form 10-K
period 2022-12-31
HeartBeam, Inc.
filed 2023-03-16
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, there were 7,982,008 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding, of these, 6,423,852 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $8,286,769 as of June 30, 2022, based on the closing price of $1.29 for the registrant’s common stock on June 30, 2022.
As of March 14, 2023, there was 8,227,074 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

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

NOTE REGARDING COMPANY REFERENCES
Throughout this Annual Report on Form 10-K, “HeartBeam,” the “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

Part I
Item 1. Business

Overview

We are a medical technology company primarily focusing on developing and commercializing higher resolution ambulatory Electrocardiogram (“ECG”) solutions that enable the detection and monitoring of cardiac disease both inside and outside a healthcare facility setting. Our ability to develop higher resolution ECG solutions is achieved through the development of our proprietary and patented Vector Electrocardiography (“VECG”) technology platform. Our VECG is capable of developing three-dimensional (“3D”) vector images of cardiac electrical activity by displaying the spatial locations of ECG waveforms that demonstrated in early studies to deliver equal or superior diagnostic capability than traditional hospital-based ECG systems.

Our aim is to deliver innovative, ambulatory cardiac health monitoring technologies that can be used for patients anywhere, especially where critical cardiac care decisions need to be made on a more timely basis. Our products (hereinafter “Product” or “Products”) require Food and Drug Administration (“FDA”) clearance and have not been cleared for marketing.

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our telehealth Product (“HeartBeam AIMIGoTM”), to address the rapidly growing telehealth market. HeartBeam AIMIGo is comprised of a credit card sized electrocardiogram device and powerful cloud-based diagnostic expert software systems. We intend to show that our easy to use device (without external electrodes) provides signals equivalent to a standard 12L device, and therefore will have a number of applications for ambulatory use. We believe that we are uniquely positioned to play a central role in cardiac remote monitoring including high-risk coronary artery disease patients, because the initial studies have shown that our ischemia detection system may be more accurate than existing ambulatory monitoring solutions. Coronary artery disease (“CAD”) patients are at increased risk for a heart attack or Myocardial Infarction (“MI”).

HeartBeam AIMIGo device in planar and ready position

We are also applying our software platform to create a tool for detecting heart attacks in the Emergency Department (“ED”) environment using standard 12-lead ECG recordings. The software tool, (“HeartBeam AIMITM”) is designed to enable emergency physicians diagnose heart attacks more accurately and quickly than currently available tools. Market clearance of this Product is planned to precede HeartBeam AIMIGo.

To date, we have developed working prototypes for both HeartBeam AIMIGo and HeartBeam AIMI. HeartBeam AIMI has been submitted for FDA 510(k) clearance and we have received questions from the FDA within the statutory 30-day review deadline, discussed the questions via teleconference with the FDA review team and provided written responses addressing the questions to the primary reviewer.

The custom software and hardware of our Products, we believe, are classified as Class II medical devices by the FDA, running on an FDA approved Class I registered software platform. Class II medical devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process.

HeartBeam has nine issued U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972 and U.S. 11,234,658), and six pending U.S. applications. Four of the pending applications have been published, the remaining two pending cases are unpublished. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands and United Kingdom and seven pending applications in Canada, China, the European Union, Japan and Australia. HeartBeam has three pending PCT applications. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

Market Overview

Chronic diseases are the number one burden on the healthcare system, driving up costs each year, and cardiovascular illnesses are one of the top contributors. Regulators, payors, and providers are focused on shifting the diagnosis and management of these conditions to drive better outcomes at lower cost. Connected medical solutions are expanding rapidly and are projected to reach $155 billion by 2026, a compound annual growth rate (“CAGR”) of 17%. These solutions are socio-technical models for healthcare management and delivery using technology to provide healthcare services remotely and aim to maximize healthcare resources and provide increased, flexible capabilities for patients to engage with clinicians and better self-manage their care, using readily available consumer-facing technologies to deliver patient care outside the hospital or doctor’s office.

The market for Remote Patient Monitoring (“RPM”) is projected to reach $31.3 billion by 2023. In 2019, 1,800 hospitals in the US were using mobile applications to improve risk management and quality of care. The number in 2020 was likely larger as the onset of the COVID-19 pandemic greatly accelerated use and acceptance of telehealth by both patients and healthcare providers.

Cardiovascular disease is the number one cost to the healthcare system and is estimated to be responsible for 1 in every 6 healthcare dollars spent in the US. As cardiovascular disease is the leading cause of death worldwide, early detection, diagnosis, and management of chronic cardiac conditions are necessary to relieve the increasing burden on the healthcare infrastructure. Diagnostic tests such as ECGs are used to detect, diagnose, and track numerous cardiovascular conditions. With advances in mobile communications, diagnostic monitoring of cardiac conditions is increasingly occurring outside the hospital.

We intend to show that our easy to use device (without external electrodes) provides signals equivalent to a standard 12L device, and therefore will have a number of applications for ambulatory use. Our initial telemedicine technology Product HeartBeam AIMIGo will first address the heart attack detection market as well as the market to monitor CAD patients who are typically at high risk for a heart attack. Additionally, we expect to cater to patients across different risk profiles interested in our cardiac monitoring solutions for different heart conditions. Currently there are no products on the market that are user friendly, easy to carry, and always with the patient to provide physicians and patients with timely and highly accurate information about all heart conditions that could be detected with a 12L ECG, including potential ischemic events. A tool that is always with the patient, that decreases time to intervention, and that decreases the number of unnecessary ED visits by chest pain patients would have a significant effect on saving lives and healthcare dollars. We believe our technology will address this problem and will provide a convenient, cost-effective, integrated telehealth solution, including software and hardware for physicians and their patients. There are approximately 20 million people in the US who are considered at high risk for a heart attack, including 8 million who already have had prior intervention for MI’s and are therefore considered to be at extreme risk.

In the US, mobile cardiac tests are primarily conducted through outsourced Independent Diagnostic Testing Facilities (“IDTFs”) or as part of an RPM/telehealth system. Reimbursement rates vary depending on the use case and generally are based on the value a technology offers to patients and healthcare providers. Actual reimbursed pricing is set by the Centers for Medicare & Medicaid Services (“CMS”). Reimbursement rates for private insurers typically provide for similar or higher reimbursement rates when compared to those set by the government for Medicare and Medicaid.

In the ED environment, early and accurate diagnosis of a chest pain patient who is potentially having a heart attack is of immense importance. Guidelines state that every chest pain patient in an ED must receive an ECG within 10 minutes of presentation. The accuracy of these initial ECGs, interpreted by physicians, is only approximately 75%. The need for increased ECG accuracy in detecting a heart attack in the ED is well defined, and an improved solution could result in saved lives and healthcare dollars. A 510(k) for our ED Product, HeartBeam AIMI, was submitted for review on August 15, 2022 to the FDA. We believe this Product will offer an increase in the accuracy of heart attack detection in EDs. There are approximately 5,000 Emergency Departments in the US.

Products and Technology

The foundation of our novel technology is the concept of VECG, a technology that has long been seen as superior to ECGs in detecting MIs but is no longer used clinically because of the difficulty experienced by physicians interpreting the output. We solved the crucial problem of recording three orthogonal (x, y and z) projections of the heart vector with a device that is sized like a credit card. The thickness of our credit card sized ECG signal collection device is about 1/8 inch (4 mm), and it weighs about 1 ounce (28 grams). The core technology consists of a series of patented inventions and associated algorithms. In addition to using VECG to get a more complete 3D characterization of cardiac activity, we use the concept of a baseline. Our MI marker is a differential marker that measures the change in cardiac parameters between an asymptomatic (baseline) recording and the symptomatic recording. It is personalized for every patient as every patient has a unique baseline. Our increase in diagnostic performance in detecting MIs, when compared to a panel of cardiologists, is attributed to a richer cardiac information set offered by VECG and the fact that our MI marker compares the baseline and symptomatic recordings and does that in the 3D space of VECG.

This novel technology has resulted in two key Products to date: a telehealth Product for cardiovascular patients (HeartBeam AIMIGo) and a powerful cloud-based ECG interpretation based on a quantitative comparison of the patients 3D VECG baseline and symptomatic recordings for EDs (HeartBeam AIMI). Our telehealth ECG collection device is the size of a credit card and records cardiac signals with integrated electrodes rather than wires or self-adhesive electrodes. Unlike a standard 12-lead ECG machine that records signals in empirically determined locations on a human body, our approach is focused on recording three projections of the heart vector. The successful recording of the projections of the heart vector enables the synthesis, via a patented method, of a 12-lead signal set and internal algorithmic diagnostic work in the space of 3D heart vectors.

There are obvious ease of use advantages when comparing our handheld device that fits in a wallet and can be instantly self-applied versus the current 12-lead ECG machine that requires a trained professional to apply. In addition, there are diagnostic performance advantages, including, based on our initial study, increased accuracy in diagnosing MIs. The system is used by patients at home or elsewhere, and collected data is sent to a physician to assess whether the patient’s chest pain is truly the result of an MI.

Our telehealth HeartBeam AIMIGo system will be a prescription-only mobile health system intended for individuals with known or suspected heart disease, especially CAD. It helps guide physicians in choosing the best course of action for their patients who experience chest pain outside of a medical facility. HeartBeam AIMIGo will bring a medical grade ECG to patients and will enable them to receive a plan of action from a physician in a timely manner. At the time of onboarding and at regularly scheduled time intervals, patients record a baseline 30 second cardiac reading using our device. When a patient experiences symptoms, such as irregular heartbeats or chest pain, the patient can simply open the smartphone application and press the credit card sized device against the chest to collect signals that can be converted to a synthesized 12-lead ECG. This synthesized 12-lead ECG is sent to the physician overlayed with the patient’s synthesized baseline ECG recording. In addition, the patient provides input on their symptoms that is sent, along with the ECG data, to the cloud for interpretation by a physician. A cloud-based algorithm processes the signals and displays the symptom description and patient history to a physician to analyze and prescribe an action plan. From start to finish, the process takes just a few minutes.

The telehealth HeartBeam AIMIGo system consists of a number of capabilities that will be productized in an incremental fashion. These are:

1.A credit card sized cardiac electrical signal collection device. The device captures cardiac signals that represent x, y and z projections of the heart vector and transmits them via Bluetooth connection to a smartphone. It is always with the patient as it easily fits in a wallet. It is easy to use as all that is required of the patient is that the device be pressed against the chest.

2.A smartphone application that receives the cardiac signals from the HeartBeam signal collection device. The application has several functions: guiding the patient through the signal collection, asking about symptoms, displaying the status of the data collection including real time signal quality check, and notifying the patient of the plan of action as determined by a physician. In addition, the application will contain HIPAA-compliant video conferencing or text capabilities for the healthcare provider to communicate directly with the patient.

3.A cloud-based software system that serves four basic functions: (1) Performing a final check of the ECG signal quality, (2) Synthesizing a 12-lead ECG from the measured (recorded) 3 vector leads, (3) Creating a diagnostic suggestion based on 3D VECG interpretation, risk factors and symptoms and (4) Preparing a summary report for the physician. These software functions will be introduced to the HeartBeam AIMIGo product in a sequential manner. To facilitate a more accurate physician interpretation of the data, the software overlays the patient’s synthesized baseline 12 lead ECG waveform on the synthesized 12 lead ECG waveform from the current event. To ensure high signal quality, the system checks for noise levels in the recorded signals. Those signals that can be effectively filtered are accepted and those that have a noise level above an empirically established threshold are rejected. If a recorded signal is rejected, the user is asked to repeat the recording.

4.A web-based physician portal capable of displaying the following relevant information for the physician to analyze: diagnostic suggestion, patient history, symptoms, baseline and current, synthesized 12-lead ECG, and recorded 3 vector leads. Our physician portal assists physicians with their diagnostic interpretation by providing both the baseline 12-lead synthesized ECG and the 12-lead synthesized ECG that is under evaluation.

5.A dedicated ECG monitoring and reading team of medical professionals to offer 24/7/365 services in order to assist symptomatic patients when making a decision of whether they should go to the Emergency Department. This capability will be developed in-house or outsourced through a contracted third-party organization.

The market release of our telehealth Product will be in multiple versions.

The initial Product will have a limited feature set and introduce a 3-lead 3D VECG credit card-sized device, the HeartBeam AIMIGo 3L, that records the X,Y,Z cardiac activity and displays the signals for clinician review, providing the regulatory foundation for subsequent products in our product portfolio. The 510(k) submission to the FDA is planned for early 2023.

Following this we will offer to the physician a pair of baseline and symptomatic 12-lead ECGs, both synthesized from 3-lead 3D VECG signals recorded by the HeartBeam AIMIGo device, and a symptoms report. It leverages recently issued patents for a personalized system for synthesizing 12-lead ECG waveforms. The 510(k) submission to the FDA is planned for late 2023.

Future versions may include our proprietary ECG interpretation MI marker and our overall MI diagnostic suggestion in addition to all features of the earlier Products and may as well offer an automated atrial fibrillation detection algorithm.

The same core technology built into the telehealth Product HeartBeam AIMIGo is used in the ED Product HeartBeam AIMI. In this application, the increased accuracy of detecting MIs by the ECG is of utmost importance. An ECG is the first diagnostic test a chest pain patient receives in the ED and it has a major impact on the patient’s subsequent clinical path. The ED Product has no hardware and introduces minimal change to the standard of care chest pain diagnostic path. It uses a baseline standard 12-lead ECG from the patient’s Electronic Medical Record (“EMR”) and the standard 12-lead ECG that is being evaluated. It converts the two ECGs to a VECG representation and utilizes our proprietary 3D VECG differential marker to generate an ECG interpretation suggestion to be used by the ED physician. The importance of increased accuracy of the first ECG interpretation for a chest pain patient presenting to an ED is significant, potentially leading to faster intervention or avoiding unnecessary activation of the cardiac catheterization lab.

FDA Regulatory Path

We have defined the FDA 510(k) clearance paths for both Products and have contracted with regulatory consultants to help us clear both products with the FDA.

The initial Product will have a limited feature set and introduce a 3-lead 3D VECG credit card-sized device, the HeartBeam AIMIGo 3L, that records the X, Y, Z cardiac activity and displays the signals for clinician review, providing the regulatory foundation for subsequent products in our product portfolio. The 510(k) submission to the FDA is planned for early Q2 2023.

We are planning a subsequent 510(k) submission, in Q4 2023, for the Product, which will include the ability to generate synthesized 12L ECG recordings. The submission is planned to contain results of a validation study comparing our synthesized 12-lead ECG recordings to standard 12-lead ECG recordings.

HeartBeam’s ED software product, HeartBeam AIMI, is hosted on LIVMOR’s Class I registered software platform and a predicate device for the cloud-based diagnostic engine for the ED product was identified. The predicate device is widely used as part of a software package produced by a leading ECG machine manufacturer. The predicate device software makes a diagnostic suggestion regarding a potential MI diagnosis. HeartBeam AIMI will also make a diagnostic suggestion to the ED physician. In the HIDES pilot study, we showed improved performance in detecting ischemia over a panel of cardiologists.

For the FDA 510(k) regulatory submission, a retrospective study was performed comparing patients’ baseline and asymptomatic ECG recordings and providing a diagnostic suggestion from the HeartBeam AIMI software. The diagnostic suggestion of the predicate device software, that was already recorded in the patient’s EMR, was compared to the diagnostic suggestion of our Product. The 510(k) regulatory submission for market clearance was filed with the FDA on August 15, 2022.

Market Opportunity

ECGs are key diagnostic tests utilized in the diagnosis and monitoring of cardiovascular disease, the number one cause of death worldwide. In the US in 2016, there were approximately 120 million adults living with cardiovascular disease and approximately 20 million adults with diagnosed coronary artery disease. The prevalence of these cardiac conditions and thus the market size is increasing, due to an aging population and lifestyle choices.

Every 40 seconds someone in the US has a heart attack, or MI. Unfortunately, there is no way for patients to tell whether the symptoms they are experiencing are due to an MI, or some other more benign condition such as indigestion. As a result, patients often ignore symptoms and delay seeking care, which leads to worse outcomes and increased mortality. On the other hand, many patients who go to the ED with chest pain are not experiencing an MI. Chest pain is the second most common reason for an ED visit in patients over 45, yet fewer than 20% of chest pain ED visits result in a diagnosis of a life-threatening condition. These unnecessary ED visits lead to well over $10 billion in unnecessary healthcare expenditures.

Most ECGs are conducted in a healthcare facility setting using a 12-lead ECG machine, the gold standard. ECGs taken outside of healthcare facilities are expected to grow more quickly than in-hospital ECGs. Monitoring cardiac patients outside of a hospital is a fast-growing trend, as it is less expensive and provides a better patient experience. However, while ambulatory cardiac monitoring devices are often much easier for patients to use, they have fewer leads than the gold standard and therefore cannot offer as comprehensive a picture of cardiac health.

While a standard 12-lead ECG readout is of great medical value, it is simply impractical to have a standard 12-lead machine next to patients when they experience symptoms outside the clinical setting, since recording the event requires attaching multiple electrodes to the patient’s body with professional assistance. While existing technologies use predominantly single lead ECG devices to monitor arrhythmias, these technologies do not provide information to the physician on the presence of life-threatening conditions of acute coronary syndrome (“ACS”) or heart attacks.

We believe our telehealth technology addresses these market needs and has several key attributes that make it a good fit for these patients. Our telehealth Product is generally used when symptoms occur and offers the potential for lifelong patient usage. The device is practically always near the patient and ready to be used for recording a cardiac event. It enables very nearly real-time cardiac data transmission during a telemedicine visit. It offers a recorded 3 vector lead set of signals and a synthesized 12-lead ECG set of signals. We believe physicians will typically prescribe our solution to chronic cardiovascular patients for long term monitoring, thereby enabling prolonged data collection and delivering a more complete picture for diagnosis. This will also enable the use of artificial intelligence on our future database that will have a unique set of longitudinal synthesized 12-lead ECGs for patients.

As our VECG platform demonstrates 12-Lead equivalence and clinical & cost-effectiveness advantages, coupled with a patent protected technology, we believe this might open multiple licensing and/or partnering opportunities with players in the ECG, cardiac monitoring patch and smart watch verticals.

Market Strategy

Our goal is to establish our products as key solutions for cardiology practices and hospital EDs. Our efforts to enter the market involve establishing clinical evidence and demonstrating the cost-effectiveness of adopting our products. For both the telehealth (HeartBeam AIMIGo) and the ED Products (HeartBeam AIMI), the initial geographic market is the United States.
We believe that both the telehealth and ED Products will be subject to the US FDA’s 510(k) review process. A 510(k) for our HeartBeam AIMI was submitted to the FDA on August 15, 2022, for review and we are in the process of preparing a 510(k) submission for HeartBeam AIMIGo.

For HeartBeam AIMIGo, the primary customers are cardiology practices and the cardiology departments of hospitals. Healthcare insurers are another important customer, as they will potentially benefit from the reduced costs to the healthcare system. We are working to develop new clinical studies and publish results of completed clinical studies and plan to demonstrate real world cost-effectiveness of the use of the solution.

Our initial targets for HeartBeam AIMIGo are market segments that see value in an easy-to-use device that can generate synthesized 12L ECG recordings. These will be segments in which payment for the device will be outside of the established reimbursement system. These target segments include concierge practices, hospital-at-home segment and clinical trials. As we establish clinical data on the clinical and cost-effectiveness of HeartBeam AIMIGo, we will target at-risk cardiology practices, including high risk patients being discharged from hospitals after experiencing an MI.

Our long-term strategy is to generate sufficient evidence of clinical efficacy and cost-effectiveness to generate reimbursement coverage and payment specifically for the HeartBeam AIMIGo solution. We expect to be able to demonstrate significant clinical benefits for patients and savings to the healthcare system, justifying appropriate reimbursement levels.

For the telehealth Product, our primary marketing strategy will focus on the medical community with continued validation of clinical efficacy and cost-effectiveness and the establishment of reference sites. We will also create educational materials and provide other support to help educate our customers’ patients.

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

We expect our value proposition will be progressively increased as we gradually add additional functionality to our monitoring solutions and drive down the cost of continuous monitoring by increasing scale and automation. We expect our HeartBeam AIMIGo device and AIMI software to gradually incorporate internally developed algorithms with the capabilities of detecting heart conditions that can be exposed via a standard 12-L ECG device. Additionally, as we collect rich longitudinal data sets from our patients, we expect to train AI and ML algorithms that could potentially have predictive capabilities regarding different heart conditions. Over time and with scale we expect our costs to decrease and provide more and better services to our patients by improving our capabilities.

We plan to establish a direct sales network with relationships and experience selling to our target markets.

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

Study results:
The automated HeartBeam ischemia marker was superior to human expert reading for detecting acute ischemia (66 patients, 120 balloon occlusions: 186 total recordings) using ECG signals only:

	SENSITIVITY [%]	SPECIFICITY [%]	ACCURACY [%]
Human readings	71.94	70.96	71.59
HeartBeam ischemia marker	91.7	95.5	93
	p<0.01	p<0.01	p<0.01

The ischemia marker showed an area under the curve (“AUC”) in the receiver operating characteristic (“ROC”) curve of 93.6%. HeartBeam’s marker accuracy was consistent across the three culprit arteries (LAD, LCX, RCA), p=1.00. There was no statistically significant difference in accuracy between three human readers (p=1.00).

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

An additional HeartBeam ECG recording was taken between 9 and 12 months after the initial visit, when ST resolution was completed in most cases, and this recording was used as the baseline ECG in HeartBeam’s diagnostic algorithm. The same set of data — risk factors, chest pain characteristics and three recordings — were used for evaluation of the HeartBeam algorithm and presented to three expert cardiologists (evaluation panel) for a blinded evaluation.

Study results:
110 ER patients presenting with chest pain of which 29 (26%) with ACS (per gold standard panel), underwent HeartBeam assessment as well as assessment by the evaluation cardiologist panel. Sensitivity of the HeartBeam algorithm was 97% (27/28) and specificity was 56% (45/81). The only positive patient missed by the algorithm had known coronary disease with typical anginal episode resulting in a troponin leak. The average sensitivity and specificity of the evaluation cardiologists panel was 94% and 54%, respectively. The diagnostic performance of the HeartBeam algorithm in determining presence of the ACS in these patients was statistically indifferent from the performance of the evaluation cardiologist panel (p>0.42).

This result indicates that the quality of the advice produced by our expert system will be extremely valuable to the physician who is assessing the condition of a patient in a telehealth environment.

3. ISPEC — evaluation of the ECG signal quality and specificity of the ACS detection (false positive rate) in real-life use of the HeartBeam device by non-symptomatic patients.

Study design and enrollment:
The study included 30 participants, healthy volunteers, and patients with different cardiac disturbances. The participants recorded three HeartBeam recordings three times daily, for 3 to 7 days. The ECG signal quality was evaluated as the percentage of recordings rejected by the HeartBeam cloud-based software due to insufficient signal quality. The specificity of HeartBeam in classification of non-ischemic recordings was performed by application of HeartBeam’s ACS detection algorithm. It was assumed that none of the patients was ischemic during the study period, as none reported chest pain symptoms.

Study results:
The study generated a total of 1845 recordings; 19.5% (360/1845) of the recordings were rejected by HeartBeam due to insufficient signal quality and had to be repeated. The false positive rate of the HeartBeam algorithm in classification of non-ischemic recordings was zero. In other words, the specificity was 100% in real-life use of our system in asymptomatic patients.

Competition

The cardiac monitoring and detection market is characterized by rapid technological change and strong competition. There are numerous companies developing technologies that are competitive, in a broad sense, to our products, and many of these companies have significantly greater resources than HeartBeam.

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

•Apple Inc, a public company located in Cupertino, CA, produces the Apple Watch, which includes ECG functionality. The Apple Watch is a single lead ECG with two electrodes that contact the wrist and the finger and is intended to detect some common cardiac arrhythmias, such as Atrial Fibrillation.

•AliveCor Inc, a private company located in Mountain View, CA, produces the KardiaMobile, KardiaMobile Card and KardiaMobile 6L devices. These devices are intended to detect some common cardiac arrhythmias, such as Atrial Fibrillation.

•Google Inc, a public company located in Mountain View, CA, produces the Fitbit Sense smartwatch and ECG app. The Fitbit Sense watch is a single lead ECG with two electrodes that contact the fingers and is intended to detect some common cardiac arrhythmias, such as Atrial Fibrillation.

•Samsung Electronics Co., Ltd, based in Seoul, South Korea, is publicly traded in Korea. It produces the Galaxy Watch3 and Galaxy Watch Active2 smartwatches with ECG functionality, intended to detect some common cardiac arrhythmias, such as Atrial Fibrillation.

Devices prescribed for ischemia detection
There are a small number of devices that have been cleared by FDA to be used outside of healthcare facilities that provide information for patients with potential ischemic events such as MIs.

•Angel Medical Systems, Inc. is a private company based in Eatontown, NJ. The AngelMed Guardian is an implantable cardiac monitor for patients who are deemed to be extremely high risk for an MI. Physicians implant the AngelMed Guardian in patients. We believe that the HeartBeam AIMIGo device will be a viable alternative to the AngelMed Guardian, as it does not require an implant and does not have a high up-front cost.

•SHL Telemedicine Ltd., is based in Tel Aviv, Israel and is publicly traded. It produces Smartheart Pro, a 12 lead ECG indicated for patient use at home. Smartheart Pro is larger and more complex than our telehealth solution, requiring the placement of an electrode belt, two underarm electrodes and a waist electrode, and moistening the areas before use. Most patients would find this technology impractical to be carried with them at all times because of the large size and complex lead attachment procedure.

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

Intellectual Property

We believe our intellectual property (“IP”) protects our innovations, and our goal is to become a leader in the ambulatory VECG sector. For some aspects of our proprietary technology, we rely on trade secret protection. It is our view that the combination of these two methods of IP protection maximizes our chances for success.

HeartBeam has nine issued U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972 and U.S. 11,234,658), and six pending U.S applications. Four of the pending applications have been published, the remaining two pending cases are unpublished. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands, and United Kingdom and seven pending applications in Canada, China, the European Union (“EU”), Japan and Australia. HeartBeam has three pending PCT applications. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

Our issued and pending U.S. patent applications cover compact VECG systems for remote detection and/or diagnosis of acute myocardial infarction (“AMI”). Outside of the U.S., the pending EU, Australian (“AU”), Japanese (“JP”) and Chinese (“CN”) patent applications correspond to the pending and issued US cases. The pending PCT applications cover methods and apparatuses for automatic cardiac diagnosis as well as compact systems including retractable electrodes.

The following table sets forth a brief description of issued and pending patents, including their respective titles:

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (US)	15/096,159 US 10,433,744	Issued	Sep 15, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	15/632,155 US 10,117,592	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/092,152	Published	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/202,299 US 11,071,490	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (CN)	201680030550.5	Published	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (EU)	16777474.4	Allowed	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (EU)	198948150	Pending	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.
Utility (US)	17/296,669	Pending	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.
Utility (US)	17/443,456	Pending	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Adhesive patch methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/570,368 US 11,419,538	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Adhesive patch methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/609,014	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (AU)	2020275409	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (CA)	3137669	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (EU)	208063123	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (JP)	2021568329	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (PCT)	PCTUS2021 059271	Pending	N/A	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE WITH HYBRID ELECTRODE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (PCT)	PCTUS2022 011075	Pending	N/A
AMBULATORY ELECTROCARDIOGRAM PATCH DEVICES AND METHODS
Cardiac monitoring patch devices (e.g., an ECG patch for 12-lead detection) for remote detection and/or diagnosis of cardiac events (e.g., acute myocardial infarction).

Utility (US)	17/494,806 US 11,445,963	Issued	Oct 5, 2041	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (US)	17/726,497 US 11,529,085	Issued	Oct 5, 2041	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM
				Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.
Utility (US)	16/362,527 US 10,980,433	Issued	Nov 22, 2038	HEALTH MONITORING AND GUIDANCE Methods, systems and software for the determination of stress states utilizing PPG sensors.
Utility (US)	16/368,568 US 11,412,972	Issued	Apr 19, 2040	DETECTION OF ATRIAL FIBRILLATION Methods and software for determining atrial fibrillation utilizing PPG sensors.
Utility (US)	16/368,571 US 11,234,658	Issued	Apr 5, 2039	PHOTOPLETHYSMOGRAM DATA ANALYSIS AND PRESENTATION Methods, systems and software for the creation of ECG-type waveforms from PPG sensor data.
We have entered, and generally plan to continue to enter into, non-disclosure, confidentiality and intellectual property assignment agreements with all new employees as a condition of employment. In addition, we intend to generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers, and others to attempt to limit access to, use and disclosure of our proprietary information. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

The ownership of all filed patents is assigned to HeartBeam, Inc.

Research and Development

The primary objective of our research and development program is to provide innovative, user-friendly, ambulatory VECG solutions with high medical value. To date, we have been highly successful in developing our initial products. The emphasis has been on developing a user-friendly solution that is always with the patient and assists physicians in diagnosing heart attacks in chest pain patients.

Our Research team is largely based in Belgrade, Serbia as well as in California, USA. We have assembled a highly capable Belgrade team currently consisting of seven PhD level contributors who are credited with developing our key inventions and patents. The diverse group includes:

•Two nuclear physicists.
•Two Biomedical Engineers experienced in developed digital health applications.
•Two highly experienced Healthcare IT development professionals.
•Two Electrical Engineers (M.S.E.E) with strong signal processing and ECG analysis algorithm expertise from the medical device industry.
•An Electrical Engineer (M.S.E.E) with exceptional implantable medical device development and power optimization expertise.
•A Software Engineer, (PhD Computer Science), with deep expertise in developing mobile applications for medical devices.

Future research and development efforts will focus on the application of signal processing and artificial intelligence to address a range of cardiac conditions.

During 2022 we also added 3 development engineers led by our recently hired Chief Technology Officer Kenneth Persen. This is an experienced development team that worked together previously and was successful in delivering FDA cleared products.

Future Products

Our core technology — the heart vector approach adopted and invented by our research team — is a platform technology that can provide diagnostic solutions to a variety of cardiovascular patients. Our plans call for expanding solutions that diagnose all major cardiac conditions that are diagnosed by ECGs.

Future plans include the development of a VECG-based, synthesized 12-lead capable patch ECG monitor that will provide advantages over existing single-lead ECG patch products such as the Zio-XT from iRhythm Technologies, Inc. Our approach will offer a synthesized 12-lead ECG with a patch that is very similar, in dimensions and look and feel, to the currently available single lead ECG patches. We believe providing standard of care 12-lead ECG capabilities will have significant diagnostic advantages over a single lead patch.

We also plan to develop a synthesized 12-lead ECG smartwatch-based monitor intended for detection of heart attacks and complex cardiac arrhythmias. This invention eliminates the need for a dedicated ECG device while offering a synthesized 12-lead ECG capability enabling heart attack and complex arrhythmia detection.

While our initial telehealth Product is powered by a software expert system that serves as a diagnostic aid to a physician, we will develop an AI based diagnostic system that will supplement our diagnostic expert system.

We are committed to continue advancing the full potential inherent in our synthesized 12-lead 3D VECG technology as demonstrated in recently issued and allowed patents with potentially disruptive market impacts.

Government Regulation

General

Our proposed products are subject to regulation by the FDA and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our products.

In addition to those indicated below, the only other regulations we encounter are regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, to the extent applicable. In the future we will be subject to industry-specific government regulations that govern our products when developed for commercial use. It is possible that other regulatory approvals will be required for the design and manufacture of our products and proposed products.

U.S. Regulation

The FDA governs the following activities that HeartBeam performs, and will perform, upon the clearance or approval of its Product, or that are performed on its behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:
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

Depending on the classification of the device, before HeartBeam can commercially distribute medical devices in the United States, it must obtain, either prior 510(k) clearance, 510(k) de-novo clearance or premarket approval (“PMA”), from the FDA unless a respective exemption applies to the device under review by the FDA.

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
Clinical trials involve use of the medical device on human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (“GCPs”), including the requirement that all research subjects provide informed consent for their participation in the clinical study. A written protocol with predefined end points, an appropriate sample size and pre-determined patient inclusion and exclusion criteria, is required before initiating and conducting a clinical trial. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s Investigational Device Exemption, or IDE, regulations that among other things, govern investigational device labeling, prohibit promotion of the investigational device, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the Company that the investigation is on hold and may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE that requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”) for each clinical site. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but it must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

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

A 510(k)-clearance letter from the FDA authorizes commercial marketing of the device for one or more specific indications of use.

After 510(k) clearance, HeartBeam is required to comply with several post-clearance requirements, including, but not limited to, Medical Device Reporting and complaint handling, and, if applicable, reporting of corrective actions. Also, quality control and manufacturing procedures must continue to conform to Quality System Regulations (“QSR”). The FDA periodically inspects manufacturing facilities to assess compliance with FDA’s QSR, which impose extensive procedural, substantive, and record keeping requirements on medical device manufacturers. In addition, changes to the manufacturing process are strictly regulated, and, depending on the change, validation activities may need to be performed. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with QSR and other types of regulatory controls.

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

The FDA and the Federal Trade Commission (“FTC”), will also regulate the advertising claims of HeartBeam’s products to ensure that the claims it makes are consistent with its regulatory clearances, that there is scientific data to substantiate the claims and that product advertising is neither false nor misleading.

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

Devices that cannot be cleared through the 510(k)-process due to lack of a predicate device but would be considered low or moderate risk may be eligible for the 510(k) de-novo process. In 1997, the Food and Drug Administration Modernization Act (“FDAMA”) added the de novo classification pathway now codified in section 513(f)(2) of the FD&C Act. This law established an alternate pathway to classify new devices into Class I or II that had automatically been placed in Class III after receiving a Not Substantially Equivalent (“NSE”), determination in response to a 510(k) submission. Through this regulatory process, a sponsor who receives an NSE determination may, within 30 days of receipt, request FDA to make a risk-based classification of the device through what is called a “de novo request.” In 2012, section 513(f)(2) of the FD&C Act was amended by section 607 of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), to provide a second option for de novo classification. Under this second pathway, a sponsor who determines that there is no legally marketed device upon which to base a determination of substantial equivalence can submit a de novo request to FDA without first submitting a 510(k).

If a company receives a Not Substantially Equivalent determination in response to a 510(k) submission, the device may still be eligible for the 510(k) de novo classification process.

Devices that cannot be cleared through the 510(k) or 510(k) de novo classification process require the submission of a PMA. The PMA process is much more time consuming and demanding than the 510(k)-notification process. A PMA must be supported by extensive data, including but not limited to data obtained from preclinical and/or clinical studies and data relating to manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. After a PMA application is submitted, the FDA’s in-depth review of the information generally takes between one and three years and may take significantly longer.

We also need to establish a suitable and effective quality management system, which establishes controlled processes for our product design, manufacturing, and distribution. We plan to do this in compliance with the internationally recognized standard ISO 13485:2013 Medical Devices — Quality Management Systems — Requirements for Regulatory Purposes. Following the introduction of a product, the FDA and foreign agencies engage in periodic reviews of our quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction, and continued availability of new products. Where possible, we anticipate these factors in our product development processes. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

To reduce time and minimize the need to hire permanent technical and regulatory staffing in pursuing our FDA clearances we have contracted with a service provider to prepare our Products for FDA submission. This is the most efficient way to maximize our chances for timely FDA clearances.

Based on all available data and opinions from our well qualified external consultants who specialize in FDA submissions, we believe that both our initial products and the follow-on products qualify for the 510(k)-clearance path.

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

Preparations for FDA Clearance Submissions and Design for Manufacturing

To date, we focused primarily on research and development of our first two Products. We have fully functional, pre-production versions of our first two Products which we were used in most of our medical studies. Production versions on the products will go through the required design control processes, and all required verification and validation testing, including all safety testing to the applicable standards. These documents will be provided in the 510(k) regulatory submission to the FDA for market clearance. We are not yet at a stage to commence volume production of our products.

We contracted with LIVMOR to prepare HeartBeam AIMI for clearance via a 510(k) submission to the FDA. The principal terms of this contract were to incorporate the product requirements, user needs, and 3D vector algorithm plugin developed by HeartBeam into this ED MI software Product. Our contract with Triple Ring, Inc., a US-based medical device and design engineering organization (“TRIPLE RING”) as the development partner is to turn the ECG Hardware prototype into a commercially ready product cleared by the FDA. The principal terms of the agreement require TRIPLE RING to perform the design, development, and testing of the ECG device and interface with the user application. With oversight from and in partnership with HeartBeam, TRIPLE RING will define all requirements, testing, detailed design, verification protocols, and test cases for all subsystems included in the ECG device product. Once the subsystems are complete, the service provider will perform system-level software testing. Once completed, the product will be provided to HeartBeam to perform system validation testing using clinical data from post-MI patients.

We plan to have a scalable manufacturing strategy. With initial HeartBeam AIMIGo devices we are working on a time and material basis with Evolve Manufacturing Technologies (“Evolve”), a contract medical device manufacturing company that provides end-to-end contract manufacturing for medical device and life sciences instrument companies. As manufacturing operations become more automated we plan to invest in appropriate tooling (e.g. molds) and we plan to enter into a separate manufacturing agreement to leverage Evolve’s manufacturing and packaging expertise to support commercialization of the HeartBeam AIMIGo device in anticipation of early market testing and FDA Clearance. Evolve has previously collaborated with TRIPLE RING, HeartBeam’s co-developer of the AIMIGo device, creating additional synergies as the device moves into manufacturing technology transfer. Evolve uses Design for Excellence (“DFX”) methodologies and its quality processes are integrated with TRIPLE RING. They offer turnkey contract manufacturing for our initial needs with low to medium production volumes, from first article builds to prototypes and clinical units.

We plan to consider other manufacturers, inside and outside the US, for our high-volume manufacturing.

Employees

As of December 31, 2022, we had 15 full-time employees. We have budgeted to hire additional full-time employees (including additional consultants or independent contractors) in the near future to execute our growth plans.

We consider our employee relations to be good.

Corporate Information

Our principal executive offices are located at 2118 Walsh Avenue, Suite 210, Santa Clara, CA 95050. Our telephone number is (408) 899-4443 and our web address is www.heartbeam.com. Financial and other information can be accessed on the “Investors” section of our website. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (the “SEC”). Also posted on our website are certain corporate governance documents, including our Code of Business Conduct and Ethics. The reference to our website is textual in reference only, and the information included or referred to on, or accessible through, our website does not constitute part of, and is not incorporated by reference into, this report or any other filing.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in Note 2 of our accompanying audited financial statements, our auditors have issued a going concern opinion on our December 31, 2022 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our current development plans and our operating requirements and us having suffered recurring losses from operations and having a net capital deficiency. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, selling and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

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

We are subject to extensive governmental regulations relating to the manufacturing, labeling, and marketing of our products.
Our medical technology products and operations are subject to regulation by the FDA, and other foreign and local governmental authorities. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and post market surveillance of our medical products.

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

The FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. If the FDA determines that our Class II medical Products should be classified as Class III medical devices, we could be precluded from marketing the devices for clinical use within the United States for a period of time, the length of which depends on the specific change in the classification. Reclassification of our Class II medical Products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.

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

The policies of the FDA and foreign regulatory authorities may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of our products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

The FDA and non-U.S. regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in quantities sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. Failure to comply with applicable regulatory requirements discussed could subject us to enforcement actions, including warning letters, fines, injunctions, and civil penalties, product recall or seizure of our products, operating restrictions, partial suspension or total shutdown of our production, and even criminal prosecution.

Federal, state, and non-U.S. regulations regarding the manufacture and sale of medical devices are subject to future changes. The complexity, timeframes and costs associated with obtaining marketing clearances are unknown. Although we cannot predict the impact, if any, these changes might have on our business, the impact could be material.

Following the introduction of a product, these agencies will also periodically review our design and manufacturing processes and product performance. The process of complying with the applicable good manufacturing practices, adverse event reporting, clinical trial and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing, or sale of our products. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. Recent changes in enforcement practice by the FDA and other agencies have resulted in increased enforcement activity, which increases the compliance risk for the Company and other companies in our industry. In addition, governmental agencies may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. Once clearance or approval has been obtained for a product, there is an obligation to ensure that all applicable FDA, and other regulatory requirements continue to be met.

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

We have no direct control over payer decision-making with respect to coverage and payment levels for our medical device products and services. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative, and cost- effectiveness studies, so-called “pay-for-performance” programs implemented by various public and private payers, and expansion of payment bundling schemes such as Accountable Care Organizations, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for our products and services.

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
The sales of our proposed products and services could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products, or the services performed with our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products customers purchase and the prices they are willing to pay for those products and services in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for medical actions using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand, or the price customers may be willing to pay for such products and services.

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
We will require additional funds to further develop our business plan. We may choose to raise additional capital in order to expedite and propel growth more rapidly. We can give no assurance that we will be successful in raising any additional funds. We may need to raise additional funds, doing so through debt and equity offerings, in order to meet our expected future liquidity and capital requirements, including capital required for the development completion and introduction of our future products and technologies. Any such financing that we undertake will likely be dilutive to current stockholders.

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
To date, we have focused primarily on research and development of the first versions of our software and hardware products, as well as other technologies we plan to introduce in our eco-system, and their proposed marketing and distribution. Consequently, we have little experience in manufacturing these products on a commercial basis. We plan to manufacture our products through third-party manufacturers. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products, especially at the low-cost levels we require to absorb the cost of near free distribution of our products pursuant to our proposed business plan. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results. If we or our suppliers fail to achieve or maintain regulatory approval of manufacturing facilities, our growth could be limited and our business could be harmed.

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

We rely significantly on information technology and any failure, inadequacy, or security lapse of that technology,including any cybersecurity incidents, could harm us.We believe that companies have been increasingly subject to a wide variety of security incidents, cyberattacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against. Several key areas of our business depend on the use of information technologies, including production, manufacturing, marketing, and logistics, as well as clinical and regulatory matters. We also utilize systems that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including personal information. Despite our efforts to prevent such behavior, third parties may nonetheless attempt to hack into our systems and obtain data relating to our pre-clinical studies, clinical trials, patients using our VCG technology and our telehealth ECG collection device or other information relating to us or our business. If we fail to maintain or protect our information systems and data integrity effectively, we could have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences and reputational damages. While we have invested in the protection of data and information technology, there can be no assurance that our efforts or those of our third-party collaborators, if any, or manufacturers, to implement adequate security and quality measures for data processing would be sufficient to protect against data deterioration or loss in the event of a system malfunction, or to prevent data from being stolen or corrupted in the event of a security breach. Any such loss or breach could harm our business, operating results, and financial condition.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.
As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal controls over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our internal controls over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) lack of formal risk assessment under COSO framework (ii) policies and procedures which are not adequately documented, (iii) lack of proper approval processes, review processes and documentation for such reviews, (iv) insufficient GAAP experience regarding complex transactions and ineffective review processes over period end financial disclosure and reporting and (v) insufficient segregation of duties.

We will be required to expend time and resources to further improve our internal controls over financial reporting. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an "emerging growth company” as defined in the JOBS Act and meet other requirements. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

Risks Related to Economic Conditions

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. The FDIC took control of one such banking institution, Silicon Valley Bank (“SVB”), on March 10, 2023 and as a result, we stood to lose approximately $0.6 million. The FDIC also took control of Signature Bank (“Signature Bank”) on March 12, 2023 we do not hold any accounts at this bank.

The Federal Reserve on March 13, 2023 announced that account holders would not bear the loss of SVB’s collapse. Thus, we do not view the risk as material to our financial condition. However, as the FDIC continues to address the situation with SVB, Signature Bank and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.
We are subject to taxes in the United States and in the future expect to be subject to certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations.

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
The World Health Organization declared the COVID-19 outbreak a pandemic in 2020. Based on current COVID-19 trends, the Department of Health and Human Services is planning for the federal Public Health Emergency for COVID-19, declared under Section 319 of the Public Health Service Act, to expire at the end of the day on May 11, 2023.

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
The regulatory approval process for new products and new indications for existing products requires extensive clinical trials and procedures, including early clinical experiences and regulatory studies. Unfavorable or inconsistent clinical data from current or future clinical trials or procedures conducted by us, our competitors, or third parties, or perceptions regarding this clinical data, could adversely affect our ability to obtain necessary approvals and the market’s view of our future prospects. Such clinical trials and procedures are inherently uncertain and there can be no assurance that these trials or procedures will be completed in a timely or cost- effective manner or result in a commercially viable product. Failure to successfully complete these trials or procedures in a timely and cost-effective manner could have a material adverse effect on our prospects. Clinical trials or procedures may experience significant setbacks even after earlier trials have shown promising results. Further, preliminary results from clinical trials or procedures may be contradicted by subsequent clinical analysis. In addition, results from our already completed clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials or procedures may be suspended or terminated by us, the FDA or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks.

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
•future sales of our Common Stock or other equity securities;
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
•sales of our Common Stock by our stockholders in the future;
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

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements
We are an “emerging growth company” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but (i) not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) not being required to comply with any new requirements adopted by the Public

Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) not being required to comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (iv) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (v) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.24 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We cannot predict if investors will find our securities less attractive if we choose to rely on these exemptions. If some investors find our securities less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our securities and our stock price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and you may not have the same protections afforded to stockholders of such companies.

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

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plans and other equity securities could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell Common Stock or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock. Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. Initially, the aggregate number of shares of our Common Stock that may be issued pursuant to stock awards under our 2022 Equity Incentive Plan (“2022 Plan”) is 1,900,000 shares. As of December 31, 2022, there are 747,364 shares available for issuance under the 2022 Plan. The number of shares available for issuance under the 2022 Plan will be increased on the first day of each fiscal year beginning with the 2023 fiscal year by five percent (5%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year as defined in the Plan. Further increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

There are no significant commitments for future financing of the commercial phase of our telehealth Product and other future products. In the future, our securities may be offered to other investors at a price lower than the price per share paid by our investors, or upon terms which may be deemed more favorable than previously offered. In addition, the issuance of securities in any future financing using our securities may dilute an investor’s equity ownership. Moreover, we may issue other equity securities with derivative features to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders, including the investors in this offering. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

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

We entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for any and all expenses (including reasonable attorneys’ fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees) judgments, fines and amounts paid in settlement actually and reasonably incurred by such directors or officers or on his or her behalf in connection with any action or proceeding arising out of their services as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request provided that such person follows the procedures for determining entitlement to indemnification and advancement of expenses set forth in the indemnification agreement. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our headquarters are located at 2118 Walsh Avenue, Suite 210, Santa Clara, CA 95050 which we lease pursuant to a monthly lease agreement entered into in May 2019 by our Chief Executive Officer Branislav Vajdic. The terms of the lease are month to month and either party can terminate with one months notice.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on the NASDAQ Capital Market under the symbols “BEAT” and “BEATW”, respectively. The closing price of our common stock and warrants on the Nasdaq Capital Market on March 14, 2023 was $3.09 and $0.59 respectively.

Use of Proceeds

Not Applicable

Holders of Record

As of March 14, 2023, there were approximately 50 holders of record of our common stock. As our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition, and will be within the discretion of our then-existing board of directors.

Transfer Agent, Warrant Agent and Registrar

Our transfer agent and registrar for our common stock and warrant agent for our warrants is VStock Transfer, LLC.

Performance Graph and Purchases of Equity Securities

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold by the registrant in the three years preceding the date of this Annual Report on Form 10-K;

•On November 11, 2021, we issued 1,497,216 shares of Common Stock from the conversion of the 2015 Notes.

•On November 15, 2021, in connection with the IPO, we issued 192,500 warrants (the “Underwriter Warrants”) to purchase Common Stock as compensation to the Underwriter, exercisable at a per share exercise price equal to $7.50 per share. The Underwriter Warrants will expire five years from the date of issuance.

•On January 14, 2022, we issued 78,025 shares of Common Stock to a consulting firm for services that were related to the IPO.

•On February 28, 2023 we entered into a securities purchase agreement and a note purchase agreement, each as amended March 7, 2023 (“SPA”, “NPA” or together “Agreements”) with Maverick Capital Partners, LLC (“Maverick” or “Investor”). Pursuant to the terms of the Agreements, as amended, we agreed to sell up to $4,000,000 of our common stock at 75% of the average calculated Volume Weighted Average Price (“VWAP”) per share during a Drawdown Pricing Period as defined in the Agreements. We issued a $500,000 Convertible Note to the Investor pursuant to the NPA. On March 9, 2023 the Convertible Note was settled upon the execution of a SPA and related issuance of 0.2 million shares of common stock pursuant to the SPA drawdown notice dated

March 7, 2023. The 0.2 million shares of common stock were registered under our registration statement on Form S-3 dated February 10, 2023 and the related prospectus supplement dated March 9, 2023.

These issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities during the year ended December 31, 2022.

Equity Compensation Plan Information

On August 12, 2015 we adopted the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), the 2015 Plan provided for the grant of stock options and RSUs to purchase common stock of which 1,636,362 were authorized by the board, of these 1,243,194 are outstanding as of December 31, 2022. At the Annual Stockholder meeting held on June 15, 2022 the 2015 Plan was terminated upon stockholder approval of the 2022 Equity Incentive Plan (“2022 Plan”) whereby no new awards can be issued under the 2015 Plan. Initially, the aggregate number of shares of our Common Stock that may be issued pursuant to stock awards under our 2022 Plan is 1,900,000 shares. As of December 31, 2022, there are 747,364 shares available for issuance under the 2022 Plan. The number of shares available for issuance under the 2022 Plan will be increased on the first day of each fiscal year beginning with the 2023 fiscal year by five percent (5%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year as defined in the Plan.

The principal provisions of our equity compensation plan is summarized below.

Administration

The plan generally is administered by our Board of Directors. The Board of Directors will have authority to establish rules and regulations for the proper administration of the our equity incentive plan, to select the employees, directors and consultants to whom awards are granted, and to set the date of grant, the type of award and the other terms and conditions of the awards, consistent with the terms of the 2022 Plan.

Eligibility

Persons eligible to participate in the 2022 Plan include all of our officers, employees, directors and consultants.

Awards

The 2022 Plan provides for the grant of: (i) incentive stock options; (ii) nonstatutory stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) other stock-based and cash-based awards to eligible individuals. The terms of the awards will be set forth in an award agreement, consistent with the terms of the 2022 Plan. No stock option will be exercisable later than ten years after the date it is granted. The 2022 Plan permits the grant of awards intended to qualify as "performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Stock Options

The Board of Directors may grant incentive stock options as defined in Section 422 of the Code, and nonstatutory stock options. Options shall be exercisable for such prices, shall expire at such times, and shall have such other terms and conditions as the Board of Directors may determine at the time of grant and as set forth in the award agreement; however, the exercise price must be at least equal to 100% of the fair market value at the date of grant. The option price is payable in cash or other consideration acceptable to us.

Stock Appreciation Rights

The Board of Directors may grant stock appreciation rights with such terms and conditions as the Board of Directors may determine at the time of grant and as set forth in the award agreement. The grant price of a stock appreciation right shall be determined by the Board of Directors and shall be specified in the award agreement; however, the grant price must be at least equal to 100% of the fair market value of a share on the date of grant. Stock appreciation rights may be exercised upon such terms and conditions as are imposed by the Compensation Committee and as set forth in the stock appreciation right award agreement.

Restricted Stock

Restricted stock may be granted in such amounts and subject to the terms and conditions as determined by the Board of Directors at the time of grant and as set forth in the award agreement. The Board of Directors may impose performance goals for restricted stock.

Other Awards

The Board of Directors may grant other types of equity-based or equity-related awards not otherwise described by the terms of the 2022 Plan, in such amounts and subject to such terms and conditions, as the Board of Directors shall determine. Such awards may be based upon attainment of performance goals established by the Board of Directors and may involve the transfer of actual shares to participants, or payment in cash or otherwise of amounts based on the value of shares.

Item 6. RESERVED

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

Overview

We are a medical technology company primarily focusing on developing and commercializing higher resolution ambulatory ECG solutions that enable the detection and monitoring of cardiac disease outside a healthcare facility setting. Our ability to develop higher resolution ECG solutions is achieved through the development of our proprietary and patented VECG technology platform. Our vector electrocardiography technology is capable of developing three-dimensional (3D) images of cardiac electrical activity by displaying the spatial locations of ECG waveforms that has demonstrated in early studies to deliver equal or superior diagnostic capability than traditional hospital based ECG systems.

Our aim is to deliver ambulatory cardiac health monitoring technologies that can be used for patients anywhere, especially where critical cardiac care decisions need to be made on a more timely basis. Our Products require FDA clearance and have not been cleared for marketing.

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our telehealth Product HeartBeam AIMIGo, to address the rapidly growing field of ambulatory cardiac health monitoring. HeartBeam AIMIGo is comprised of a credit card sized electrocardiogram device and other powerful cloud-based diagnostic expert software systems. We believe that we are uniquely positioned to play a central role in remote monitoring of high-risk coronary artery disease patients, because the initial studies have shown that our ischemia detection system may be more accurate than existing ambulatory cardiac health monitoring solutions.

We are also applying our software platform to create a tool for detecting heart attacks in the ED environment using standard 12-lead ECG recordings. The software tool, HeartBeam AIMI is designed to enable emergency physicians to more accurately and quickly diagnose heart attacks than currently available tools. Market clearance of this Product will precede that of HeartBeam AIMIGo.

To date, we have developed working prototypes for both HeartBeam AIMIGo and HeartBeam AIMI. HeartBeam AIMI has been submitted for FDA 510(k) clearance and we have received questions from the FDA within the statutory 30-day review deadline. We have discussed the questions related to our submission, provided written responses as appropriate and continue to have further discussions via teleconference with the FDA review team regarding any remaining questions.

The custom software and hardware of our Products, we believe, are classified as Class II medical devices by the FDA, running on an FDA approved Class I registered software platform. Class II medical devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process

HeartBeam has nine issued U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972 and U.S. 11,234,658), and six pending U.S applications. Four of the pending applications have been published, the remaining two pending cases are unpublished. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands and United Kingdom and seven pending applications in Canada, China, the European Union (“EU”), Japan and Australia. HeartBeam has three pending PCT applications. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

As of December 31, 2022, we had 15 employees. We intend to hire or engage additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Significant Developments during 2022 and early 2023

LIVMOR Partnership Agreement
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

During August 2022, we entered into a supplemental agreement with LIVMOR. The supplemental agreement stated we would pay an additional $0.2 million for access the source code under the partnership agreement. Payments totaling $0.2 million have been made by us and LIVMOR has delivered to us copies of source materials and codes. All licenses granted by LIVMOR have been automatically converted into a non-exclusive and perpetual license and has become licenses granted on a royalty-free and fully paid-up basis, in which LIVMOR hereby expressly waives and relinquishes all HeartBeam payment obligations under the initial partnership agreement.

As of December 31, 2022, we expensed a total of $1.2 million associated with the LIVMOR agreements, which has been recognized as R&D expense.

LIVMOR Asset Purchase
In February 2023, we acquired LIVMOR’s Halo+™ Atrial Fibrillation Detection System, the world’s first FDA-cleared (K201208) prescription wearable for continuous cardiac rhythm monitoring, comprising of intellectual property, including three issued United States patents.

Stock Purchase Agreement
In February 2022, we entered into a stock purchase agreement (“Stock Purchase Agreement”) pursuant to which we agreed to issue and sell (“Private Placement”) to OpenSky Opportunities Fund Ltd. 58,000 shares of common stock par value $0.0001 and 58,000 warrants to purchase one share of common stock at a combined price of $6.00 per share. The common stock and the warrants were immediately separable and issued separately but were purchased together in the Private

Placement. These securities issued pursuant to the Stock Purchase Agreement. We received $348,000 in proceeds from the Private Placement. The Warrants will expire five years from the date of issuance.

Professional Services Agreement
In March 2022, we entered into a professional services agreement with Triple Ring Technologies, Inc, a co-development company, to assist in the design and development of our telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring, followed by an amendment for cost reduction initiatives. The agreement with Triple Ring includes a commitment totaling approximately $3.0 million.

As of December 31, 2022 we expensed $2.3 million and included $0.4 million in accounts payable, $0.12 million in prepaid assets and $0.02 million in accrued expenses

CTO Appointment
In August 2022, the Board of Directors of the Company appointed Kenneth Persen as Chief Technical Officer of the Company.

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

Appointment of President
In January 2023, our Board of Directors appointed Robert P. Eno as President of the Company effective as of January 18, 2023.

Patent Assignment
In September 2022, we were granted two patents:

•We were granted a 12-lead ECG patch monitor intended for detection of ACS and cardiac arrhythmia by the United States Patent and Trademark Office. The innovation builds on our growing intellectual property portfolio enabling 12-lead ECG diagnostics outside of a medical setting.

•We were also granted a patent that enables generation of a synthesized 12-lead ECG by the HeartBeam AIMIGo credit card-sized device by the United States Patent and Trademark Office. The innovation opens the pathway for a patient to record a set of signals using HeartBeam AIMIGo outside of a medical setting with a diagnostic synthesized 12-lead ECG immediately transmitted to a physician for review and diagnosis. Unlike single-lead ECG products currently in the marketplace, such as other credit card sized devices or smartwatches, our technology is intended to quickly and accurately help a physician identify MI / heart attack.

Product Pipeline
In October 2022, we announced the expansion of our product pipeline with smartwatch connectivity enablement for 24/7 heart monitoring capability. The product pipeline advancement allows for the addition of arrhythmia detection capabilities to address the multibillion-dollar global market for atrial fibrillation and other arrhythmia monitoring. This capability builds on our recently issued patents. This broader product portfolio enables the following:

•Introducing a 3-lead 3D VECG credit card-sized device, the HeartBeam AIMIGo 3L, that records the X,Y,Z cardiac activity and displays the signals for clinician review, providing the regulatory foundation for subsequent products in our product portfolio. The 510(k) submission to the FDA is planned for no later than Q2 2023.

•Leveraging recently issued patents to incorporate both synthesized baseline and symptomatic 12-lead signals for enhanced diagnostic accuracy as well as the addition of atrial fibrillation detection capability in the HeartBeam AIMIGo 12L device for FDA 510(k) submission in following FDA clearance of HeartBeam AIMIGo 3L.

•Broadening of the product portfolio profile to enable smartwatch connectivity to our platform in future products as an optional monitoring solution for the clinician and the patient.

At-the-Market Offering
On February 1, 2023 we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $13.0 million in at-the-market offerings (“ATM”) sales. At the same time, we filed a prospectus supplement under a shelf registration on Form S-3 relating to the Sales Agreement. The registration statement was declared effective on February 10, 2023. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary.

Note Purchase Agreement and Security Purchase Agreement
On February 28, 2023 we entered into Agreements, each as amended on March 7, 2023 with Maverick. Pursuant to the terms of the Agreements, as amended, we agreed to sell up to $4,000,000 of our common stock at 75% of the average calculated Volume Weighted Average Price (“VWAP”) per share during a Drawdown Pricing Period as defined in the Agreements. We issued a $500,000 Convertible Note to the Investor pursuant to the NPA. On March 9, 2023 the Convertible Note was settled upon the execution of a SPA and related issuance of 0.2 million shares of common stock pursuant to the SPA drawdown notice dated March 7, 2023. These 0.2 million shares of common stock were registered under our registration statement on Form S-3 dated February 10, 2023 and the related prospectus supplement dated March 9, 2023.

Industry Trends and Outlook

COVID-19 has significantly impacted the delivery of healthcare. The transformation in daily life required healthcare systems to adjust how they delivered care and focus on patient convenience because of the social isolation measures. This change has resulted in innovations in virtual care and telehealth and opened new market opportunities for digital health platforms. During the pandemic the adoption rate of telehealth has increased dramatically, especially in cardiology, radiology, behavioral health, and online consultation.

The US telehealth market was $63B in 2020 and is projected to grow from $90B in 2021 to $636B in 2028 at a CAGR of 32% in the 2021-2028 period. The sudden growth in CAGR is attributable to the current market’s demand and growth, returning to pre-pandemic levels.

The change in clinical practice driven by COVID-19 resulted in governments of many countries actively developing new policies and reimbursement guidelines to promote the use of digital health platforms. In the US, the CMS expanded reimbursement for telehealth. These market trends shifted care delivery from the traditional healthcare settings. Online audio and video consultations with physicians are becoming the new normal, resulting in reduced patient waiting times, easy access to specialists and a cost-effective solution for healthcare systems.

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

Results of operations for the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented on our statement of operations data. The year over year comparison of results of operations is not necessarily indicative of results of operations for future periods.

	Years ended December 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentages)
Operating expenses:
General and administrative	$7,354	$2,030	$5,324	262%
Research and development	5,677	255	5,422	2,126%
Total operating expenses	13,031	2,285	10,746	470%

Loss from operations	(13,031)	(2,285)	(10,746)	470%

Other income (expense)	69	(2,143)	2,212	(103)%

Income tax provision	—	—	—	—%

Net loss	$(12,962)	$(4,428)	$(8,534)	193%

Summary of Statements of Operations for the year ended December 31, 2022 compared with the year ended December 31, 2021:

General and administrative expenses (“G&A”) are largely related to personnel and professional services. G&A expense increased $5.3 million or 262% when compared to the same period in 2021. The primary increases were in personnel expenses related to an increase in headcount following the IPO and public company expenses, comprised of D&O insurance, Board of Director fees, investor and public relations and SEC reporting.

Research and development expenses (“R&D”) are primarily from software development and hardware related to our credit-card sized collection device for HeartBeam AIMIGo. R&D expense increased $5.4 million or 2,126% when compared with the same period in 2021. This is primarily from our service providers LIVMOR and Triple Ring. Furthermore there were increases in employee headcount and engagement of additional independent consultants for HeartBeam AIMI and HeartBeam AIMIGo product development.

Other income (expense) is primarily interest income during 2022, related to interest on our cash balances and interest expense during 2021, due to the accretion of the 2015 Notes 30% discount.

Liquidity and Capital Resources

Our cash requirements are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go to market strategies.

As of December 31, 2022, we had approximately $3.6 million in cash and cash equivalents, a decrease of $9.6 million from $13.2 million as of December 31, 2021.

During the year ended December 31, 2022, we raised approximately $0.3 million from the sale of securities.

Based on its current business plan assumptions and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Our cash is as follows (in thousands):

	December 31,
	2022	2021
Cash	$3,594	$	$13,192

Cash flows for the year ended December 31, 2022 and 2021 (in thousands):

	December 31
	2022	2021
Net cash used in operating activities	(9,948)	(3,230)
Net cash provided by financing activities	$350	$16,398

Operating Activities:

Net cash used in our operating activities of $9.9 million during the year ended December 31, 2022, is primarily due to our net loss of $12.9 million less $1.1 million in stock-based compensation expense and $1.9 million from changes in operating assets and liabilities.

Net cash used in our operating activities of $3.2 million during the year ended December 31, 2021, was primarily due to our net loss of $4.4 million less $1.9 million in accretion expense related the convertible notes that converted to common stock at the IPO and $0.4 million in other non-cash expenses, offset by an increase of $1.1 million of net changes in operating assets and liabilities.

Financing Activities:

During the year ended December 31, 2022, net cash provided by financing activities of $0.3 million, is primarily from the issuance of common stock under the February Stock Purchase Agreement.

During the year ended December 31, 2021, net cash provided by financing activities of $16.4 million was primarily from our IPO totaling $14.7 million net and issuances of our 2015 Notes totaling $1.7 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP.” The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions and the impact of such differences may be material to our financial statements.

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below. We consider our most critical accounting policies and estimates to be stock-based compensation and research and development expense.

Research and development costs

Research and development costs are expensed as incurred and include salaries, benefits, bonus, share-based compensation, license fees, milestone payments due under license agreements, costs paid to third-party contractors to perform research, conduct clinical trials, and develop proprietary materials and delivery devices; and associated overhead costs. Headcount and consulting costs are a significant component of research and development expenses. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of fees and costs associated with the contract that were rendered during the period. Research and development costs that are paid in advance of performance are capitalized and are expensed as incurred .

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

A total of 2,450,768 stock options and unvested RSUs remain outstanding as of December 31, 2022, under the 2015 Equity Incentive Plan (“2015 Plan”) and 2022 Plan. We expect to increase the number of employees and consultants to help execute our strategy in the medical device business and support our public company functions. Accordingly, we expect that future equity based awards will continue to be made under the 2022 Plan and future equity incentive plans to our directors, officers and other employees and consultants, as a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to historical periods presented in our financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, debt securities and beneficial interests in securitized financial assets, but the effect on the Company is projected to be limited to accounts receivable. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments-Credit Losses (Topic 326)” which provides transition relief for companies adopting ASU 2016-13. This guidance amends ASU 2016-13 to allow companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost under certain circumstances. Companies are required to make this election on an instrument by instrument basis. The guidance is effective for the fiscal year beginning January 1, 2023, including interim periods within that year. The impact from this guidance is expected to be immaterial.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), after evaluating the effectiveness of disclosure controls and procedures, identified material weaknesses in our internal control over financial reporting. The material weaknesses identified include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members.

The following table sets forth certain information with respect to the current directors of our Company:

NAME	AGE	POSITION
Richard Ferrari	69	Executive Chairman of the Board of Directors
Branislav Vajdic, PhD	68	Chief Executive Officer, Director
George A. de Urioste	67	Director
Marga Ortigas-Wedekind	61	Director
Willem Elfrink	70	Director

Richard Ferrari - Executive Chairman of the Board of Directors
Mr. Richard Ferrari, 69, joined our Board in 2019 and was appointed Executive Director of the Board of Directors in June 2021. Mr. Ferrari combines over 40 years of experience in Medical Device Start-ups as CEO, and entrepreneur. Also Mr. Ferrari is co-founder of De Novo Ventures which has $650M under management and has been Managing Director since 2000. Mr. Ferrari has also co-founded 6 more companies, two of which have been successful IPO’s and subsequent acquisitions, CTS one of the companies he co-founded was the fastest start-up to an IPO in the last 22 years in the medical device industry. Mr. Ferrari most recently from 2018 to 2021 was Chairman and CEO of PQ Bypass which was recently acquired by Endologix. Mr. Ferrari sits on the board of Pulmonx, a public company and is the Chairman of the Compensation Committee. Additionally, Mr. Ferrari is Executive Chairman of Tenon Medical, Vice-Chairman of ABS Interventional, Executive Chairman of Medlumics, and holds board positions with several other medical device start-ups. Mr. Ferrari has an undergraduate degree from Ashland University and an MBA from University of South Florida.

We believe that Mr. Ferrari is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

Branislav Vajdic, PhD - Chief Executive Officer and Director
Dr. Branislav Vajdic, 68, Chief Executive Officer and Founder of HeartBeam, Inc, combines over 30 years of experience in technology development and senior management positions. Dr. Vajdic has been deeply involved with the development of HeartBeam’s technology to fit his vision for the Company. Prior to HeartBeam from 2007 to 2010, Dr. Vajdic was CEO and Founder of NewCardio, a publicly traded company in the cardiovascular devices space, from 1984 to 2007, Dr. Vajdic was at Intel, where he held various senior management positions. At Intel, Dr. Vajdic was the designer of first Flash memory and two key inventions that enabled Flash as a product and led engineering groups responsible for Pentium 1 through Pentium 4 designs. Dr. Vajdic was awarded two Intel Achievement Awards, the highest level of award for outstanding contributions to Intel. Dr. Vajdic is author of numerous patents and publications in the fields of cardiovascular devices as well as chip design. Dr. Vajdic holds a PhD degree in Electrical Engineering from the University of Minnesota.

We believe that Dr. Vajdic is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

George A. de Urioste - Director
Mr. de Urioste, 67, combines over 30 years of experience in high technology industry senior management. Previously, Mr. de Urioste has been involved in over 10 companies, holding positions including Board Director, Chief Operating Officer and Chief Financial Officer. Mr. de Urioste was Chief Financial Officer of Remedy Corporation (software) from 1992 to 1998, Chief Executive Officer of Aeroprise, Inc., from 2000 to 2003 (software), from 2004 to 2006 he was Chief Operating Officer and Chief Financial Officer for Chordiant Software, Inc. (software), interim Chief Operating Officer and Chief Financial Officer for Marvell Technology, Inc. (semiconductors) during 2008, Chief Financial Officer for Pluribus

Networks, Inc. (software) 2014 to 2018, Chief Financial Officer for 4iQ, Inc. (software) 2019 to 2020 and interim Chief Financial Officer for Mozilla, Inc. (software). Mr. de Urioste’s Board Director experience includes Audit Committee chairman roles for the following companies: Rainmaker Systems, Inc. (business outsourcing), from 2003 to 2005, Saba Software, Inc. (software) from 2008 to 2010, GCT, Inc. (semiconductors), from 2009 to 2011 Villa Montalvo (performing arts center), from 2011 to 2013, Bridgelux, Inc., from 2011 to 2016 (LED lighting), and Vendavo, Inc., from 2013 to 2014 (software). Mr. de Urioste was also chairman of the Board of Directors for Aeroprise, Inc. from 2000 to 2005 (software). Mr. de Urioste is currently a Board Director at Silicon Valley Directors Exchange, (a not-for-profit for Board education events). Mr. de Urioste has an undergraduate degree from University of Southern California and an MBA from University of California at Berkeley. Mr. de Urioste is also a Certified Public Accountant (inactive) in the State of California and is a member of the Latino Corporate Directors Association.

We believe that Mr. de Urioste is qualified to serve on our board of directors because of his experience in leadership and management roles in high technology industries, as well as his experience as a board member including Audit Committee Chairman roles.

Marga Ortigas-Wedekind - Director
Ms. Marga Ortigas-Wedekind, 61, Board member, has over 30 years of experience in health technology senior management. Ms. Ortigas-Wedekind has been Chief Commercial Strategy Officer of Fogarty Innovation, a non-profit educational incubator for early stage medtech companies since December 2019, Executive Vice President of Marketing and Payer Relations for iRhythm Technologies Inc., a publicly-traded digital healthcare company from July 2015 through July 2019, Executive Vice President, Global Marketing and Product Development of Omnicell Inc., a publicly-traded developer of automated medication dispensing and analytics systems where she led the Marketing, International and Engineering departments from 2009 to 2015, Senior Vice President, Marketing, Development, and Clinical Affairs at Xoft, Inc, a developer of disruptive technology to deliver radiation therapy with capital equipment and high-end disposables from 2002 to December 2008. She started her medtech career at Guidant Vascular, now Abbott Vascular. Ms. Ortigas-Wedekind was on the board of Itamar Medical (NASDAQ: ITMR), which provides digitally-enabled systems for sleep apnea management until its sale to Zoll Medical in December 2021, Total Flow Cannula, an early stage company developing a mechanism to improve safety during on-pump open heart surgery and, the Bay Area Cancer Coalition, a non-profit organization that supports those affected by breast or ovarian cancer. Ms. Ortigas-Wedekind is a limited partner and advisory board member for Launchpad Digital Health, a venture fund focused on digital heath technologies and is also an angel investor with Health Tech Capital. Ms. Ortigas-Wedekind has an undergraduate degree from Wellesley College and an MBA from the Stanford Graduate School of Business.

We believe that Ms. Ortigas-Wedekind is qualified to serve on our board of directors because of her experience in leadership and management roles in the field of medicine, as well as her experience as a member in the healthcare industry.

Willem Elfrink - Director
Mr. Willem Elfrink, 70, was Chairman of the Board since our founding and in June 2021 stepped down from this position but remains a Board member. Mr. Elfrink has over 40 years of experience in bringing new technologies to the market. Mr. Elfrink actively contributes to portfolio companies via board participation, strategic marketing, governance and capital structure. Mr. Elfrink is also the Founder and President of WPE Ventures Digitized Solutions, a security and digitization solutions investment firm. Mr. Elfrink joined Cisco in 1997 and was Cisco’s Executive Vice President of Industry Solutions and Chief Globalization Officer from 2000 to 2006 and 2007 to 2015 respectively, where Mr. Elfrink made and contributed to key strategic and operational decisions of the Company. Widely recognized as Cisco’s Corporate Entrepreneur in residence, his global charter was to identify significant technology opportunities. Mr. Elfrink also led an industry initiative — called the Internet of Things World Forum. Before joining Cisco, Mr. Elfrink held management and senior management positions at Olivetti, Xerox, HP, Digital Equipment Corporation and Philips. Mr. Elfrink earned a Bachelor of Engineering degree from the Institute of Technology in Rotterdam, the Netherlands.

We believe that Mr. Elfrink is qualified to serve on our board of directors because of his experience in leadership and management roles in bringing new technologies to the market, as well as his globalization experience.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected to serve until their successors are duly qualified and elected.

Board Diversity

The table below provides information relating to certain voluntary self-identified characteristics of our directors. Each of the categories listed in the table below has the meaning as set forth in NASDAQ Rule 5605(f).

Board Diversity Matrix (As of December 31, 2022
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4	0	0
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx		1
Native Hawaiian or Pacific Islander
White		3
Two or More Races or Ethnicities	1
LGBTQ
Did Not Disclose Demographic Background

Director Independence

The Board has affirmatively determined that four of the directors are “independent directors” under NASDAQ Listing Rule 5605(a)(2) and the related rules of the U.S. Securities and Exchange Commission (the “SEC”). In making this determination, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The Company’s independent directors conduct executive sessions at regularly scheduled meetings as required by NASDAQ Listing Rule 5605(b)(2).

Family Relationships

There are no family relationships among any of our directors and executive officers.

Board Leadership Structure

The Board does not have an express policy regarding the separation of the roles of Chief Executive Officer (“CEO”) and Board Chairman, as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Currently, Dr. Branislav Vajdic serves as the Company’s President and CEO and Richard Ferrari serves as the Chairman of the Board. The Board believes that its current leadership structure best serves the objectives of the Board’s oversight of management; the ability of the Board to carry out its roles and responsibilities on behalf of the stockholders; and the Company’s overall corporate governance. The Board also believes that the current separation of the Chairman and CEO roles allows the CEO to focus his time and energy on operating and managing the Company and leverages the experience and perspectives of the Chairman.

Board Oversight of Risk Management

The full Board has responsibility for general oversight of risks facing the Company. The Board is informed by senior management on areas of risk facing the Company and periodically conducts discussions regarding risk assessment and risk management. The Board believes that evaluating how the executive team manages the various risks confronting the Company is one of its most important areas of oversight. While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. For example, the Audit Committee reviews and assesses the Company’s processes to manage financial reporting risk and to manage investment, tax, and other financial risks; the Compensation Committee oversees risks relating to the compensation and incentives provided to our executive officers; and the Nominating and Governance Committee oversees risks associated with our overall compliance and corporate governance practices, as well as the independence and composition of our Board. Finally, management periodically reports to the Board or relevant committee, which provides guidance on risk assessment and mitigation.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC.

Based solely upon a review of such forms filed electronically with the SEC or written representations that no Form 5s were required, the Company believes that all Section 16(a) filing requirements were timely met during the year ended December 31, 2022, except for: Mr. George de Urioste submitted one late Form 3 filing in regards to disclosing initial securities, Mr. Willem Elfrink submitted one late Form 4 filing in regards to disclosing the distribution of equity from his venture partnership to the respective non-affiliated partners and Mr. Kenneth Persen one late Form 4 filing disclosing his options award.

Code of Ethics

The Company has adopted a code of ethics policy during 2022 for its principal executive officer and senior financial officers and that is applicable to all directors, officers and employees, a copy of which is available online at www.Heartbeam.com. Stockholders may also request a free copy of this document from: HeartBeam, Inc., 2118 Walsh Avenue, Suite 210, Santa Clara, CA 95050, Attn: Corporate Secretary.

Director Meeting Attendance

During the year ended December 31, 2022, the Board held five meetings of the full Board, The Board also took action by written consent on eleven occasions. During the year ended December 31, 2022, each member of the Board attended at least 75% of the aggregate of all meetings of the Board and the meetings of the committees on which he or she served (during the periods for which he or she served).

The Company does not have a written policy requiring directors to attend the annual meeting.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. The charter of each committee is available on our corporate website at https://ir.heartbeam.com/corporate-governance/governance-documents.

Committee Composition

The following description below outlines our current membership for each committee of our board of directors:

Audit Committee
The Audit Committee, among other things, will be responsible for:
•appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;
•reviewing the internal audit function, including its independence, plans, and budget;

•approving, in advance, audit and any permissible non-audit services performed by our independent auditor;
•reviewing our internal controls with the independent auditor, the internal auditor, and management;
•reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;
•overseeing our financial compliance system; and
•overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Audit Committee will consist of Mr. de Urioste, Ms. Ortigas-Wedekind and Mr. Elfrink. Mr. de Urioste will chair the Audit Committee. We believe the Audit Committee will comply with the applicable requirements of the rules and regulations of the Nasdaq listing rules and the SEC.

Compensation Committee
The Compensation Committee will be responsible for:
•reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;
•overseeing and administering the Company’s executive compensation plans, including equity-based awards;
•negotiating and overseeing employment agreements with officers and directors; and
•overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

The Compensation Committee will consist of Mr. Ferrari, Mr. Elfrink and Mr. de Urioste, Mr. Ferrari will serve as chairman of the Compensation Committee. The board of directors has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules.

Nominating and Governance Committee
The Nominating and Corporate Governance Committee, among other things, will be responsible for:
•reviewing and assessing the development of the executive officers and considering and making recommendations to the Board regarding promotion and succession issues;
•evaluating and reporting to the Board on the performance and effectiveness of the directors, committees and the Board as a whole;
•working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise and experience, including diversity considerations, for the full Board and each committee;
•annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;
•reviewing, evaluating, and recommending changes to the Company’s Corporate Governance Principles and Committee Charters;
•recommending to the Board individuals to be elected to fill vacancies and newly created directorships;
•overseeing the Company’s compliance program, including the Code of Conduct; and
•overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

The Nominating and Corporate Governance Committee will consist of Ms. Ortigas-Wedekind and Mr. de Urioste. Ms. Ortigas-Wedekind will serve as chairperson. The Company’s board of directors has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

Stockholder Communications with the Board

The Company’s Stockholders who wish to communicate with the Board of Directors or with an individual director may do so by writing to the Corporate Secretary, HeartBeam, Inc., 2118 Walsh Avenue, Suite 210, Santa Clara, CA 95050. The letter should indicate that you are a stockholder and whether you own your shares in street name. Letters received will be reviewed by the Corporate Secretary and retained until the next Board meeting when they will be available to the addressed director. Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment. There is no assurance that all communications will receive a response.

Hedging, Short Sales and Related Policies

Pursuant to the Company’s insider trading policy, the Company prohibits all directors, officers and employees of the Company (collectively, “Team Members”), as well as their spouses, minor children, other persons living in their household and entities over which they exercise control, from engaging in the following transactions involving Company’s securities without the advance unanimous written approval from members of the compliance committee designated by the Board:

•Hedging. Team Members may not enter into hedging or monetization transactions or similar arrangements with respect to the Company’s securities.

•Short sales. Team Members may not sell the Company’s securities short;

•Options trading. Team Members may not buy or sell puts or calls or other derivative securities on the Company’s securities; and

•Trading on margin. Team Members may not hold the Company’s securities in a margin account or pledge the Company’s securities as collateral for a loan.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Named Executive Officers (“NEOs”) for services rendered in all capacities during the noted periods. The fiscal years ended December 31, 2022 and December 31, 2021 are indicated below:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1,2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Branislav Vajdic, PhD (2)	2022	$428,000	$203,642	$—	$387,720	$—	$1,019,362
Chief Executive Officer (1)	2021	$135,166	$350,000	$—	$—	$—	$485,166
Richard Brounstein (2)	2022	$250,000	$79,300	$—	$86,400	$—	$415,700
Chief Financial Officer (1)	2021	$82,434	$40,000	$—	$—	$—	$122,434

1.In 2021 the Company provided cash bonuses to its Chief Executive Officer and Chief Financial Officer based upon the Company’s achievement of certain financial and strategic objectives. The bonuses were not based on any specific performance criteria.

2.In 2022 the Board of Directors ratified the Compensation Committee approval of cash bonuses to its Chief Executive Officer and Chief Financial Officer based on the Company’s achievements of the performance metrics as defined in the bonus plan. The Bonuses will be paid in the second quarter of 2023.

3.Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718. Our policy and assumptions made in the valuation of share-based payments are contained in

Note 6 to our December 31, 2022 financial statements. The value of stock awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.

Employment Agreements

We have entered into employment agreements, with Branislav Vajdic, the Company’s Chief Executive Officer and Richard Brounstein the Company’s Chief Financial Officer.

Branislav Vajdic Employment Agreement
On September 10, 2021 we entered into an employment agreement with Dr. Vajdic as its Chief Executive Officer and a member of the board of directors (“2021 Vajdic Agreement”), Dr. Vajdic will receive an annual salary of $325,000, commencing on September 15, 2021. During 2022 the Board of Directors approved an amendment to the 2021 Vajdic Agreement, whereby effective January 1, 2022 Dr. Vajdic’s annual salary increased to $428,000 and he was awarded 359,000 stock options. The stock option will vest as to 25% on the 1-year anniversary of the vesting commencement date, and the remainder will vest monthly thereafter on the same day of the month as the vesting commencement date until fully vested. Pursuant to the amended 2021 Vajdic Agreement, Dr. Vajdic will be eligible to receive an annual bonus up to 60% of his annual compensation, subject to adjustment on an annual basis, based on his performance and overall progress of the Company.

Richard Brounstein Employment Agreement
On September 10, 2021 we entered into an employment agreement with Mr. Brounstein as its Chief Financial Officer (“2021 Brounstein Agreement”), Mr. Brounstein will receive an annual salary of $187,000, commencing on September 15, 2021. During 2022 the Board of Directors approved an amendment to the 2021 Brounstein Agreement, whereby effective January 1, 2022 Mr. Brounstein’s annual salary increased to $250,000 and he was awarded 80,000 stock options. The stock option will vest as to 25% on the 1-year anniversary of the vesting commencement date, and the remainder will vest monthly thereafter on the same day of the month as the vesting commencement date until fully vested. Pursuant to the amended 2021 Brounstein Agreement, Mr. Brounstein will be eligible to receive an annual bonus up to 40% of his annual compensation, subject to adjustment on an annual basis, based upon his performance and overall progress of the Company.
2022 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at December 31, 2022:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($	Option Expiration Date	Equity: Unearned Shares, Units or Other Rights That Have Not Vested (#)	Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Branislav Vajdic, PhD(1)	—	359,000	$1.30	06/14/2032	—	$—
Richard Brounstein(2)	—	80,000	$1.30	06/14/2032	—	$—

1.Dr. Vajdic was awarded 359,000 options on June 15, 2022, these options are scheduled to vest over 4 years with 25% vesting on January 1, 2023 and the remainder vesting and exercisable monthly thereafter.

2.Mr. Brounstein was awarded 80,000 options on June 15, 2022, these options are scheduled to vest over 4 years with 25% vesting on January 1, 2023 and the remainder vesting and exercisable monthly thereafter.

Options Exercised and Stock Vested

The Following table summarizes, with respect to our named executive officers, all options that were exercised or stock that was vested during fiscal 2022:

Name	Option Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Exercise ($)(1)
Branislav Vajdic, PhD	—	$—
Richard Brounstein	9,092	$44,369

1.Based on the closing market price of our Common Stock as reported on the NASDAQ Capital Market on December 31, 2022.

DIRECTOR COMPENSATION

Directors who are also employees of the Company do not receive any separate compensation in connection with their Board service, and we pay cash fees to our non-employee directors. Prior to 2022, our non-employee directors received a non-qualified initial stock option award upon joining the Board, which vest monthly over a four-year period, beginning on the date of the director’s election to the Board.

On June 15, 2022, the Board of Directors approved a plan for the annual cash compensation of directors effective January 1, 2022:

	Board	Audit Committee	Compensation Committee	Nominating & Governance Committee

Chair	$120,000	$25,000	$15,000	$15,000
Member	$40,000	$10,000	$10,000	$10,000

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)	Stock Awards($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total ($)
Richard Ferrari	$135,000	$—	$100,000	$—	$—	$235,000
George de Urioste	$85,000	$—	$75,000	$—	$—	$160,000
Marga Ortigas-Wedekind	$65,000	$—	$75,000	$—	$—	$140,000
Willem Elfrink	$60,000	$—	$75,000	$—	$—	$135,000

1.Represents director fees paid to each of of Messrs Ferrari, de Urioste, Elfrink and Mmes Ortigas-Wedekind.

2.The annual RSU grants to Messrs Ferrari, de Urioste, Elfrink and Mmes Ortigas-Wedekind occur at each Annual Stockholder Meeting, vesting in full at the following annual meeting. The dollars convert to shares based on the FMV at the date of grant.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company’s Common Stock, beneficially owned as of December 31, 2022 by:

•each person known to the Company to beneficially own more than 5% of its Common Stock,
•each executive officer, director and director nominee
•all officers, directors and director nominees as a group.

The Company calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date. Shares of the Company’s Common Stock issuable upon exercise of options or warrants or conversion of notes that are exercisable or convertible within 60 days after December 31, 2022 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other stockholder for Percentage of Common Stock Beneficially Owned. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 8,009,743 shares of Common Stock outstanding at December 31, 2022, plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after December 31, 2022. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name	Shares Beneficially Owned	%
Richard Ferrari(1)	167,175	2.06%
Branislav Vajdic. PhD(2)	1,048,151	12.86%
George A. de Urioste(3)	16,504	*
Marga Ortigas-Wedekind(4)	54,959	*
Willem Pieter Elfrink(5)	391,603	4.84%
Rick Brounstein(6)	150,044	1.86%
Jon Hunt, PhD (7)	54,788	*
Kenneth Persen(8)	—	—
All directors and executive officers as a group (8 persons)	1,883,224	22.27%

Bosko Bojovic (9) Alekse Nenadovica, 18 11000 Belgrade Serbia	517,272	6.46%
____________
* Less than 1 percent ownership

1.Includes (i) 65,653 shares acquired from the conversion of 2015 Convertible Notes and (ii) 101,522 options exercisable within 60 days after December 31, 2022. Does not include 107,568 unvested stock options and 73,529 unvested RSUs.
2.Includes (i) 794,545 shares acquired as founders equity, (ii) 115,559 shares acquired from the conversion of 2015 Convertible Notes, (iii) 97,229 options exercisable within 60 days after December 31, 2022, (iv) 35,000 BEATW exercisable warrants and (v) 5,818 four-year warrants acquired as a result of a short-term loan investment program. Does not include 261,771 unvested stock options.
3.Includes 16,504 options exercisable within 60 days after December 31, 2022. Does not include 27,496 unvested stock options and 55,147 unvested RSUs.
4.Includes (i) 9,000 shares and 9,000 BEATW warrants purchased November 11, 2021, (ii) 7,824 shares acquired from the conversion of 2015 Convertible Notes, and (iii) 29,135 options exercisable within 60 days after December 31, 2022. Does not include 14,500 unvested stock options and 55,147 unvested RSUs.
5.Includes (i) 101,818 shares acquired under the 2015 Incentive Plan (ii) 207,056 shares acquired from the conversion of 2015 Convertible Notes, (iii) 19,089 options exercisable within 60 days after December 31, 2022, (iv) 60,000 BEATW exercisable warrants and (v) 3,640 four-year warrants acquired as a result of a short-term loan investment program. Does not include (a) 24,547 unvested stock options, 55,147 unvested RSUs and (b) 43,636 unvested service warrants.

6.Includes (i) 72,725 shares acquired under the 2015 Incentive Plan, (ii) 5,000 shares and 5,000 BEATW warrants purchased November 11, 2021, (iii) 5,000 shares and 10,000 BEATW warrants acquired on the open market, (iv) 29,197 shares acquired from the conversion of 2015 Convertible Notes, (v) 21,667 options which vest within 60 days after December 31, 2022 and (vi) 1,455 four-year warrants acquired as a result of a short-term loan investment. Does not include 58,333 unvested stock options.
7.Includes (i) 23,976 shares acquired from the conversion of the 2015 Convertible Notes and (ii) 30,812 options exercisable within 60 days after December 31, 2022. Does not include 128,188 unvested stock options.
8.Does not include 80,000 unvested stock options.
9.Represents 517,272 shares acquired as founders equity.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has established policies and other procedures regarding approval of transactions between the Company and any employee, officer, director, and certain of their family members and other related persons. These policies and procedures are generally not in writing but are evidenced by long standing principles adhered to by our Board. The disinterested members of the Board review, approve and ratify transactions that involve “related persons” and potential conflicts of interest. Related persons must disclose to the disinterested members of the Board any potential related person transactions and must disclose all material facts with respect to such transaction. All such transactions will be reviewed by the disinterested members of the Board and, in their discretion, approved or ratified. In determining whether to approve or ratify a related person transaction the disinterested members of the Board will consider the relevant facts and circumstances of the transaction, which may include factors such as the relationship of the related person with the Company, the materiality or significance of the transaction to the Company and the related person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operations.

Since the beginning of fiscal year 2022, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Based on the Audit Committee's evaluation and determination that Marcum LLP (“Marcum”) is independent, our Audit Committee has retained the firm of Marcum as our independent registered public accounting firm for fiscal year 2022. In making this determination, the Company is requesting its stockholders to ratify the appointment of Marcum at its next Annual Stockholder Meeting. In the event the stockholders fail to ratify the appointment, the Audit Committee will consider in its direction to select other auditors for the subsequent year. Even if the selection is ratified, the Audit Committee, in its discretion, may select a new independent registered public accounting firm at any time during the year if it feels that such a change would be in the best interest of the Company and its stockholders. Representatives of Marcum will be present at the 2023 Annual Stockholders' Meeting and will have the opportunity to make a statement and be available to answer questions.

Fees to Independent Registered Public Accounting Firm.

The merger of Marcum and Friedman LLP (“Friedman”) was effective as September 1, 2022. The following table sets forth the fees that the Company was billed by Friedman and Marcum in 2022 and by Friedman in 2021, our independent registered public accountants for fiscal years 2022 and 2021:

	2022	2021
Audit Fees (1)	$126,000	$130,070
Audit Related Fees (2)	12,722	90,535 90,535
Tax Fees	—	—
Total	$138,722	$220,605

1.Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements and audit services provided in connection with other statutory and regulatory filings.

2.Fees related to services provided for the S-1 registration statement during the fourth quarter of 2022 and initial public offering in November 2021.

Policy on Audit Committee Pre-Approval of Fees

The Audit Committee must pre-approve all services to be performed for us by our independent registered public accounting firm. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the Audit Committee, the Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve services, in which case the chairman communicates such pre-approval to the full Audit Committee at its next meeting. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the years ended prior to December 31, 2021 which was prior to the establishment of committees, all services billed by Friedman were pre-approved by the Board of Directors.

Part IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015 (incorporated by reference to Exhibit 3.1 to our current report on Form S-1 filed September 7, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our current report on Form S-1 filed September 9, 2021)
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021 (incorporated by reference to Exhibit 3.3 to our current report on Form S-1 filed October 4, 2021)
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022 (incorporated by reference to Exhibit 3.4 to our current report on Form S-1 filed February 10, 2023
4.13	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.13 to our current report on Form S-1/A filed November 9, 2021)
4.14	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.14 to our current report on Form S-1/A filed November 9, 2021)
10.1	Employment Agreement with Branislav Vajdic (incorporated by reference to Exhibit 10.1 to our current report on Form S-1/A filed October 12, 2021) †
10.2	Employment Agreement with Richard Brounstein (incorporated by reference to Exhibit 10.2 to our current report on Form S-1/A filed October 12, 2021) †
10.3	Employment Agreement with Jon Hunt (incorporated by reference to Exhibit 10.3 to our current report on Form S-1/A filed October 12, 2021) †
10.4	Employment Agreement with Alan Baumel (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 23, 2021) †
10.5	Employment Agreement with Ken Persen, (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed August 8, 2021) †
10.6	Employment Agreement with Robert Eno (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed January 24, 2023) †
10.7
Stock Purchase Agreement, dated February 18, 2022 by and between HeartBeam, Inc. and the Purchaser with the Form of Warrant (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed February 2, 2022)

10.8	Form of Professional Services Agreement between Triple Ring and HeartBeam, Inc. dated March 7, 2022 (incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed March 10, 2022)
10.9	Partnership Agreement between HeartBeam, Inc. and LIVMOR, Inc. dated January 31, 2022 (incorporated by reference to Exhibit 10.9 to our current report on Form 8-K filed February 2, 2022)
10.11	Supplemental Agreement between HeartBeam, Inc. and LIVMOR, Inc. dated August 2, 2022 (incorporated by reference to Exhibit 10.11 to our current report on Form 8-K filed August 8, 2022)
10.12
Sales Agreement by and between HeartBeam, Inc. and A.G.P./Alliance Global Partners, dated February 1, 2023 (incorporated by reference to Exhibit 10.12 to our current report on Form 8-K filed February 2, 2023)

10.13	Securities Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors (incorporated by reference to Exhibit 10.13 to our current report on Form 8-K filed February 28, 2023)
10.14	Note Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors (incorporated by reference to Exhibit 10.14 to our current report on Form 8-K filed February 28, 2023)
10.15
First Amendment to Securities Purchase Agreement dated March 7, 2023 to the Securities Purchase Agreement dated February 28, 2023 between HeartBeam, Inc. and Investors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 9, 2023)

10.16
First Amendment to Note Purchase Agreement dated March 7, 2023 to the Note Purchase Agreement dated February 28, 2023 between HeartBeam, Inc. and Investors (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 9, 2023)

10.17	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to our current report on Form 8-K filed June 16, 2022)
14.1	Code of Business and Ethics *
23.1	Consent of Marcum LLP Independent Registered Public Accounting Firm *
23.2	Consent of Friedman LLP Independent Registered Public Accounting Firm *
24.1	Power of Attorney *

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *#
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *#
101.INS	XBRL Instance Document*+
101.SCH	XBRL Taxonomy Extension Schema Document*+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
†	Management or compensatory plan or arrangement.
#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 16. Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard Brounstein
	Name:	Richard Brounstein
	Title:	Chief Financial Officer
Dated: March 16, 2023		(Principal Financial and Accounting Officer)
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard Ferrari	Executive Chairman	March 16, 2023
Richard Ferrari
/s/ George deUrioste	Director	March 16, 2023
George deUrioste
/s/ Marga Ortigas-Wedekind	Director	March 16, 2023
Marga Ortigas-Wedekind
/s/ Willem Elfrink	Director	March 16, 2023
Willem Elfrink
/s/ Branislav Vajdic	President & Chief Executive Officer	March 16, 2023
Branislav Vajdic	(Principal Executive Officer)
/s/ Richard Brounstein	Chief Financial Officer & Treasurer	March 16, 2023
Richard Brounstein	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
HeartBeam Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of HeartBeam, Inc. (the “Company”) as of December 31, 2022, the related statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum LLP
We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)
East Hanover, New Jersey
March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HeartBeam, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HeartBeam, Inc. (the “Company”) as of December 31, 2021, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor from 2020 through 2022.
East Hanover, New Jersey
March 24, 2022

HEARTBEAM, INC.
Balance Sheets
(In thousands, except share data)

	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$3,594	$13,192
Prepaid expenses and other assets	445	806
Total Assets	$4,039	$13,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $2 and $1, respectively)	1,665	588
Total Liabilities	1,665	588

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred Stock - $0.0001 par value; 10,000,000 shares authorized; 0 shares outstanding at December 31, 2022 and 2021	—	—
Common stock - $0.0001 par value; 100,000,000 shares authorized; 8,009,743 and 7,809,912 shares issued and outstanding at December 31, 2022 and 2021	1	1
Additional paid in capital	24,559	22,633
Accumulated deficit	(22,186)	(9,224)
Total Stockholders’ Equity	$2,374	$13,410

Total Liabilities and Stockholders’ Equity	$4,039	$13,998
See accompanying notes to the financial statements

HEARTBEAM, INC.
Statements of Operations
(In thousands, except share and per share data)

	December 31,
	2022	2021
Operating Expenses:
General and administrative	$7,354	$2,030
Research and development	5,677	255
Total operating expenses	13,031	2,285

Loss from operations	(13,031)	(2,285)

Other Income (Expense)
Interest income (expense)	66	(2,165)
Other income	3	22
Total other income (expense)	69	(2,143)

Loss before provision for income taxes	(12,962)	(4,428)

Income tax provision	—	—

Net Loss	$(12,962)	$(4,428)

Net loss per share, basic and diluted	$(1.59)	$(1.03)

Weighted average common shares outstanding, basic and diluted	8,168,516	4,284,714
See accompanying notes to the financial statements

HEARTBEAM, INC.
Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance – January 1, 2021	3,527,850	$—	$11	$(4,796)	$(4,785)
Stock based compensation, expense		—	192	—	192
Common stock issued upon vesting and exercise of stock options	34,846	—	—	—	—
Sale of Common Stock & Warrants, net of fees	2,750,000	1	14,256	—	14,257
Common stock issuance upon conversion of 2015 Notes	1,497,216	—	8,174	—	8,174
Net loss	—	—	—	(4,428)	(4,428)
Balance – December 31, 2021	7,809,912	$1	$22,633	$(9,224)	$13,410

Stock based compensation, expense	—	—	1,120	—	1,120
Stock issuance upon vesting and exercise of stock options	38,806	—	2	—	2
Stock issuance upon vesting of restricted stock units	25,000	—	—	—	—
Sale of Common Stock & Warrants	136,025	—	804	—	804
Net loss	—	—	—	(12,962)	(12,962)
Balance – December 31, 2022	8,009,743	$1	$24,559	$(22,186)	$2,374
See accompanying notes to the financial statements

HEARTBEAM, INC.
Statements of Cash Flows
(In thousands)

	December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(12,962)	$(4,428)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion expense, convertible notes	—	1,886
Non-cash interest expense	—	278
Stock-based compensation expense	1,120	192
PPP loan forgiveness	—	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	361	(779)
Accounts payable, accrued expenses and other current liabilities	1,533	(357)
Net cash used in operating activities	(9,948)	(3,230)

Cash Flows From Financing Activities
Proceeds from sale of equity	348	14,713
Proceeds from exercise of stock options	2	—
Proceeds from issuance of convertible notes	—	1,715
Repayment and interest paid on short-term loans	—	(30)
Net cash provided by financing activities	350	16,398

Net (decrease) increase in cash	(9,598)	13,168

Cash and Cash Equivalents – Beginning of the year	13,192	24

Cash and Cash Equivalents – End of the year	$3,594	$13,192

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$—	$—
Interest paid	—	—

Supplemental Disclosures of Non-cash Flow Information:
Issuance of common stock and warrants to settle accrued expenses	456	—
Conversion of debt to equity	—	6,288
Debt discount	—	1,886
Common stock and awards accrued but not issued	—	456
See accompanying notes to the financial statements

HEARTBEAM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

HeartBeam, Inc. (“HeartBeam” or the “Company”) is a cardiac technology company focusing on developing and commercializing higher resolution ambulatory Electrocardiogram (“ECG”) solutions that enable the detection and monitoring of cardiac disease outside a healthcare facility setting. The Company’s ability to develop higher resolution ECG solutions is achieved through the development of the Company’s proprietary and patented Vector Electrocardiography (“VECG”) technology platform. HeartBeam’s VECG is capable of developing three-dimensional (3D) images of cardiac electrical activity by displaying the spatial locations of ECG waveforms that demonstrated in early studies to deliver equal or superior diagnostic capability than traditional hospital-based ECG systems.

The Company has validated this novel technology and is seeking U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products during 2023.

The Company was incorporated in 2015 as a Delaware corporation. The Company’s operations are based in Santa Clara, California and operates as one segment.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of December 31, 2022 and December 31, 2021, the Company had an accumulated deficit of approximately $22,186,000 and $9,224,000, respectively. As of December 31, 2022 the Company had approximately $3.6 million cash on hand.

The Company maintains cash balances in accounts which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. On March 10, 2023 the FDIC took control of Silicon Valley Bank (“SVB”) and as a result raised uncertainty about the Company’s deposits at SVB. On March 13, 2023 the Federal Reserve announced that account holders at SVB with deposits in excess of the FDIC insurance limits would be protected against any losses.

In February 2023, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”) pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $13.0 million in at-the-market offerings (“ATM”) sales. At the same time, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary.

In February 2023, the Company entered into a securities purchase agreement and a note purchase agreement (“SPA”, NPA” or together “Agreements”) with Maverick Capital Partners, LLC (“Maverick” or “Investor”). Pursuant to the terms of the Agreements, as amended, the Company agreed to sell up to $4,000,000 of the Company’s common stock at 75% of the average calculated Volume Weighted Average Price (“VWAP”) per share during a Drawdown Pricing Period as defined in the Agreements.

In February 2023, the Company issued a $500,000 Convertible Note to the Investor pursuant to the NPA. On March 9, 2023 the Convertible Note was settled upon the execution of a SPA and related issuance of 0.2 million shares of common stock pursuant to the SPA drawdown notice dated March 7, 2023. These shares of common stock were registered under the Company’s registration statement on Form S-3 dated February 10, 2023 and the related prospectus supplement dated March 9, 2023.

Based on its current business plan assumptions and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As of December 31, 2022 the Company has a cash and cash equivalents balance of $3.6 million.

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

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and in conformity with the instructions on Form 10-K and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2022 the Company has $2.6 million held as cash equivalents and as of December 31, 2021 there were no cash equivalents. The Company maintains cash balances in accounts which exceed the federally insured limits during the year ended December 31, 2022 and 2021.

On March 10, 2023 the FDIC took control of SVB and as a result raised uncertainty about the Company’s deposits at SVB. On March 13, 2023 the Federal Reserve announced that account holders at SVB with deposits in excess of the FDIC insurance limits would be protected against any losses

RESEARCH AND DEVELOPMENT EXPENSE

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

STOCK-BASED COMPENSATION

The Company periodically issues stock options and restricted stock awards (“RSUs”) to employees and non-employees for services. The Company accounts for such grants issued and vesting to employees and non-employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense over the vesting period.

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

Compensation cost for RSUs issued to employees and non-employees is measured using the grant date fair value of the award, and expense is recognized over the service period, adjusted to reflect actual forfeitures.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2022 and 2021 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

As of December 31, 2022, the penny warrants issued during 2019 have been excluded from the net loss per common share calculation following treatment of contingently issuable shares as there are circumstances under which these shares would not be issued and therefore not exercisable.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of December 31, 2022, 175,958 penny options have been included in the calculation of weighted average basic and diluted earnings per share.

The following is a summary of awards outstanding as of December 31, 2022 and 2021, which are not included in the computation of basic and diluted weighted average shares:

	Year ended December 31,
	2022		2021
Stock options (excluding exercisable penny stock options)	2,020,819		936,996
Restricted stock units	253,970		—
Warrants	3,908,276		3,777,549
Total	6,183,065	6,183,065	4,714,545

RECENTLY ISSUED ACCOUNTING STANDARDS

Not Yet Adopted as of December 31, 2022:

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, debt securities and beneficial interests in securitized financial assets, but the effect on the Company is projected to be limited to accounts receivable. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments-Credit Losses (Topic 326)” which provides transition relief for companies adopting ASU 2016-13. This guidance amends ASU 2016-13 to allow companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost under certain circumstances. Companies are required to make this election on an instrument by instrument basis. The guidance will be effective for the fiscal year beginning January 1, 2023, including interim periods within that year. The impact from this guidance is expected to be immaterial.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company has not early adopted ASU 2020-06 and is currently evaluating the effects of the adoption, but currently believe the guidance will have no impact on the Company’s accounting.

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

The sale and purchase of the 2015 Notes took place at closing on the date of the agreements. At closing, the Company delivered to the investor the 2015 Note to be purchased by such investor, against receipt by the Company of the corresponding purchase price. The 2015 Notes have been registered in each investor’s name in the Company’s records. The 2015 Notes accrued interest payable at the rate of eight percent (8%) and the conversion price was equal to seventy percent (70%) of the per share price at which shares of preferred stock or common stock were sold, $4.20 per share.

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

The Company assessed the probability of a Qualified Financing occurring before maturity of the 2015 Notes to be greater than 50% (more likely than not). In accordance with the guidance ASC 480, the Company recorded the amount of the 2015 Notes’ 30% conversion discount of the sum of principal and accrued interest to the earliest of conversion date (if known) or maturity. Through December 31, 2021, the Company recorded approximately $1,886,000 as debt discount. As all of the debt converted at the IPO, the Company fully accreted the debt discount as interest expense as of December 31, 2021.

NOTE 5 – STOCKHOLDERS’ EQUITY

On November 14, 2022 the Company held a Special Meeting of Stockholders (“Special Meeting”), wherein the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation (“Certificate of Incorporation”) to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) to 100,000,000, and to authorize 10,000,000 shares of the Company’s preferred stock. The amendment to the Certificate of Incorporation became effective upon filing with, and acceptance for record by, the Secretary of State of Delaware on November 16, 2022.

COMMON STOCK

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

On November 10, 2021, the Company concluded its IPO of 2,750,000 units, (the “Units”), with each Unit consisting of one share of common stock, par value $0.0001 per share Common Stock and one warrant (the “Warrants”) to purchase Common Stock at a combined public offering price of $6.00 per Unit. The Common Stock and the Warrants were immediately separable and issued separately but were purchased together in the IPO. The Warrants will have a per share exercise price of $6.00 and are exercisable immediately. The Warrants will expire five years from the date of issuance.

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

On January 14, 2022, the Company issued 78,025 shares of Common Stock to a consulting firm for services provided that were related to the IPO. The Company calculated the value of the common stock using closing stock price on November 11, 2022, resulting in a fair value of approximately $365,000. Additionally, the Company was required to issue 72,727 warrants based on performance metrics achieved in 2021, the warrants have an exercise price of $5.50 with an expiration of five years from the date of issuance. The Company calculated the fair value of $1.25 each for these warrants using the Black-Scholes option pricing model on the date the consulting firm achieved the milestone, using the following assumptions: (a) fair value of $2.28 per share, (b) expected volatility of 90.81%, (c) dividend yield of 0%, (d) risk-free interest rate of 0.87%, and (e) expected life of 5 years, resulting in the fair value of approximately $91,000.

On February 18, 2022, the Company entered into a stock purchase agreement (“Stock Purchase Agreement”) pursuant to which the Company agreed to issue and sell (“Private Placement”) to OpenSky Opportunities Fund Ltd. 58,000 shares of common stock par value $0.0001 and 58,000 warrants to purchase one share of common stock at a combined price of $6.00 per share. The common stock and the warrants were immediately separable and issued separately but were purchased together in the Private Placement. These securities issued pursuant to the Stock Purchase Agreement. The Company received $348,000 in proceeds from the Private Placement. The Warrants will expire five years from the date of issuance. The Company paid no underwriting discounts or commissions.

During the years ended December 31, 2022 and 2021 the Company issued 63,806 and 34,846 shares of common stock upon exercise of vested stock options and vesting of restricted stock units.

WARRANTS

During 2019, milestone warrants were issued to certain executives totaling 407,272 warrants (“Penny Warrants”). These warrants were valued on the date of grant at $0.0003 to vest upon meeting certain milestones. These Penny Warrants have performance obligations to be met by the Company to become exercisable which are not met under any circumstance as of December 31, 2022, and are excluded from weighted-average shares outstanding in the net loss per share calculation. These warrants expired unissued in February 2023.

In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, as no derivative feature exists, the penny warrants issued to executives were classified as equity and the Company determined that as of December 31, 2022 and December 31, 2021 it is not likely that these warrants would vest and as such the value of the warrants would be deemed immaterial with no impact on the accompanying financial statements.

In connection with the IPO, the Company issued 2,750,000 Warrants, with a per share exercise price of $6.00 and exercisable immediately. The Warrants expire five years from the date of issuance.

Pursuant to the Underwriting Agreement dated November 10, 2021 between the Company and The Benchmark Company, LLC (the “Underwriter”) the Company granted the Underwriter a 30-day option to purchase up to an additional 412,500 shares of the Company’s Common Stock and/or Warrants to cover over-allotments. On consummation of the IPO, the Underwriter exercised the over-allotment option to purchase 412,500 Offering Warrants.

The Company also issued warrants to purchase Common Stock (7% of the number of Common Stock sold in IPO) to be issued to the Underwriter, as a portion of the underwriting compensation payable in connection with IPO. The Company issued 192,500 warrants, exercisable at a per share exercise price equal to $7.50 per share. The warrants will expire five years from the date of issuance.

On January 14, 2022, the Company issued 72,727 warrants based on performance metrics achieved in 2021 to purchase 72,727 shares of common stock at an exercise price of $5.50 per share, with an expiration of five years from the date of issuance.

On February 28, 2022, the Company issued 58,000 warrants to purchase 58,000 shares of common stock at an exercise price of $6.00 per share.

A summary of the outstanding warrants as of December 31, 2022 and 2021 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2020	422,549	$0.11	2.12	—
Exercised	—	—	—	—
Issued	3,355,000	6.09	—	—
Outstanding - December 31, 2021	3,777,549	$5.42	4.45	1,259
Exercised	—	—	—	—
Issued	130,727	5.72	—	—
Outstanding – December 31, 2022	3,908,276	5.42	3.47	2,020
Exercisable – December 31, 2022	3,501,004	$6.06	3.86	33

NOTE 6 – STOCK-BASED COMPENSATION

In 2015, the Company’s Board of Directors approved the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The 2015 Plan provided for the grant of stock options and RSUs to purchase common stock of which 1,636,362 were authorized by the board, of these 1,243,194 are outstanding as of December 31, 2022. The 2015 Plan was terminated upon stockholder approval of the 2022 Equity Incentive Plan (“2022 Plan”) whereby no new awards can be issued under the 2015 Plan.

The Company’s stockholders approved the 2022 Plan at the annual meeting of stockholders held on June 15, 2022, pursuant to which 1,900,000 shares of common stock was authorized for issuance. The 2022 Plan includes a provision for add back of any cancelled options from the 2015 Plan up to 1,372,816 shares, and as of December 31, 2022, there are 64,917 shares from the 2015 Plan that are included in the 747,364 shares available for issuance under the 2022 Plan.

As of December 31, 2022 and 2021, the Company received proceeds of a de minimis amount from the exercise of stock options.

STOCK OPTIONS

The following is a summary of stock option activity during the years ended December 31, 2022 and 2021:

	Number of options outstanding	Weighted average exercise price (*)	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands) (**)

Outstanding – December 31, 2020	466,742	$0.14	8.2	$81
Options granted	679,495	3.22
Forfeitures	(5,453)	0.07
Options exercised	(34,846)	—

Outstanding – December 31, 2021	1,105,938	$2.03	8.8	$1,535
Options granted	1,251,000	1.70
Forfeitures	(121,334)	2.98
Options exercised	(38,806)	—

Outstanding – December 31, 2022	2,196,798	1.76	8.7	6,770
Exercisable – December 31, 2022	640,514	$1.41	7.3	$2,222

(*) $ - Indicates exercise price less than $0.01 per share
(**) Intrinsic value is based on the fair market value of the Company's common stock.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2022 and 2021, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Year ended December 31,
	2022	2021
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	107.25% - 111.06%	90.01% - 106.22%
Expected term (in years)	5.62 - 5.94	5.69 - 5.93
Risk-free rate	1.47% - 3.17%	0.69% - 1.08%
Expected dividend yield	$—	$—
Weighted average grant date fair value per share	$1.08 - 3.34	$2.07 - 3.44

RESTRICTED STOCK UNITS

On December 14, 2021, the Company issued 30,000 shares of RSUs to a consultant to provide services over the next two years. The total fair value of the issuances is $96,000.

On July 15, 2022, the Company issued 238,970 and 10,000 shares of RSUs to the Board of Directors of the Company and a consultant, respectively. The total fair value of the issuances is approximately $325,000 and $13,600, respectively. The RSUs issued to the Board of Directors will vest upon the earlier of the one year anniversary of the Grant Date or the next annual meeting of the Company’s stockholders. The RSUs issued to the consultant vested immediately.

The following is a summary of RSUs award activity:

	Year ended December 31,
	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of the year	30,000	$3.20	—	$—
Shares granted	248,970	1.36	30,000	3.20
Shares vested	(25,000)	2.46	—	—
Non-vested at end of year	253,970	$1.47	30,000	$3.20

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense:

	Year ended December 31,
	2022	2021
General and administration
Stock options	$657,368	$164,933
RSUs	235,035	—
Total general and administration	$892,403	$164,933
R&D
Stock options	$213,813	$27,376
RSUs	13,601	—
Total R&D	$227,414	$27,376
Total stock based compensation	$1,119,817	$192,309

As of December 31, 2022 total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $2.2 million and $0.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.56 years and 0.5 years, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which the Company’s Chief Financial Officer has significant influence, as well as Hardesty, where he is a non-managing partner. The Company incurred accounting fees from these firms of approximately $21,000 and $88,000 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had balances due to these firms amounting to approximately $2,000 and $1,000, respectively.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

In May 2019, the Company entered into a month to month lease agreement for our headquarters. The agreement is for an undefined term and can be cancelled at any time, given one month’s notice by either party. The Company’s monthly rent expense associated with this agreement is approximately $1,440. The Company’s month to month headquarters lease is in the name of the Company’s Chief Executive Officer, and the cost is reimbursed monthly.

For the years ended December 31, 2022 and 2021, rent expense was approximately $17,000, for each year.

Partnership Agreement

In January 2022, the Company entered into a partnership agreement with LIVMOR Inc. (“LIVMOR”) to build a Company-branded version of the LIVMOR’s Halo+ FDA cleared turnkey solution for RPM to connect physicians and patients. As included in the agreement, the Company and LIVMOR have the right to enter into additional agreements as needed in order to further the Company’s development of its products. The agreement with LIVMOR included a commitment in 2022 of $1.0 million.

In August 2022, the Company entered into a supplemental agreement with LIVMOR. The supplemental agreement stated the Company would pay an additional $0.2 million for the source code access under the partnership agreement. Payments totaling $0.2 million have been made by the Company and LIVMOR has delivered to the Company copies of source materials and codes. All licenses granted by LIVMOR will automatically be converted into a non-exclusive and perpetual license and become licenses granted on a royalty-free and fully paid-up basis, in which LIVMOR hereby expressly waives and relinquishes all HeartBeam payment obligations under the initial partnership agreement. Based on management’s review of Topic ASC 805 and 730, it was determined that only the source code and perpetual license were purchased and it was determined there was no alternative future uses, therefore management recorded the expense as research and development expense.

As of December 31, 2022, the Company expensed a total of $1.2 million associated with the LIVMOR agreements, which has been recognized as R&D expense.

Professional Services Agreement

In March 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc, a co-development company, to assist in the design and development of the Company’s telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring, followed by an amendment for cost reduction initiatives. The agreement with Triple Ring includes a commitment totaling approximately $3.0 million.

As of December 31, 2022 the Company has expensed $2.3 million and included $0.4 million in accounts payable, $0.12 million in prepaid assets and $0.02 million in accrued expenses.

NOTE 9 - INCOME TAX

Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss from continuing operations as a result of the following:

	For the Years ended December 31,
	2022		2021

Computed “expected” tax benefit	(2,722,000)	21.00%	(930,000)	21.00%

Increase (reduction) in income taxes resulting from):
State tax, net of federal benefit	(1,024,900)	7.95%	(178,800)	4.04%
Permanent items	—	—%	393,400	(8.88)%
State research and development credits	(224,100)	1.70%	(6,200)	0.14%
Change in valuation allowance	3,973,000	(30.65)%	726,800	(16.41)%
Other	(2,000)	—%	(5,200)	0.11%

Total	—	—%	—	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below as of December 31:

	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$4,115,800	$1,982,000
Research and development credits	377,200	33,200
Stock based compensation	349,900	—
Sec. 174	1,032,700	—
Other	172,100	59,500
Total deferred tax assets	6,047,700	2,074,700

Valuation Allowance	(6,047,700)	(2,074,700)

Net Deferred Tax Assets	—	—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,973,000 for the period ended December 31, 2022.

As of December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $13,482,000 and $18,396,000, respectively. The federal NOL carryforwards consist of $2,406,000 generated prior to 2018 which will begin to expire in 2034, however, are able to offset 100% of taxable income and $11,076,000 generated after December 31, 2017 that will carryforward indefinitely but will be subject to 80% taxable income limitation beginning tax years after December 31, 2021 as provided by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act (PL 116-136).

The Company has federal R&D credit carryforwards of approximately $328,000 which will begin to expire in 2041 and state R&D credit carryforwards of approximately $267,000 which do not expire.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code (“IRC”) a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. If an ownership change has occurred, the Company’s ability to use its NOLs or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

The total amount of unrecognized tax benefits as of December 31, 2022 is approximately $178,000, which relates to federal and state R&D credits. If recognized none of the unrecognized tax benefits would affect the effective tax rate.

The Company's policy is to account for interest and penalties as income tax expense. As of the December 31, 2022 the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within twelve months of this reporting date.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, with varying statutes of limitations. The tax years from inception through 2022 remain open to examination due to the carryover of unused net operating losses that are being carried forward for tax purposes.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2022 through the date of the financial statements were issued.

Appointment of President
In January 2023, the Board of Directors of the Company appointed Robert P. Eno as President of the Company.

LIVMOR, Inc. Asset Purchase
In February 2023, the Company acquired LIVMOR’s Halo+™ Atrial Fibrillation Detection System, the world’s first FDA-cleared (K201208) prescription wearable for continuous cardiac rhythm monitoring, comprising of intellectual property, including 3 issued United States patents.

Note Purchase Agreement and Security Purchase Agreement
In February 2023, the Company entered into and SPA and NPA with Maverick. Pursuant to the terms of the Agreements, as amended, the Company agreed to sell up to $4,000,000 of the Company’s common stock at 75% of the average calculated VWAP per share during a Drawdown Pricing Period as defined in the Agreements.

In February 2023, the Company issued a $500,000 Convertible Note to the Investor pursuant to the NPA. On March 9, 2023 the Convertible Note was settled upon the execution of a Stock Purchase Agreement and related issuance of 0.2 million shares of common stock pursuant to the SPA drawdown notice dated March 7, 2023. These shares of common stock were registered under the Company’s registration statement on Form S-3 dated February 10, 2023 and the related prospectus supplement dated March 9, 2023.

Collapse of Silicon Valley Bank

The Company maintains cash balances in accounts which exceed the FDIC insurance limits. On March 10, 2023 the FDIC took control of SVB, and as a result raised uncertainty about the Company’s deposits at SVB. On March 13, 2023 the Federal Reserve announced that account holders at SVB with deposits in excess of the FDIC insurance limits would be protected against any losses.