Form 10-Q
period 2023-03-31
HeartBeam, Inc.
filed 2023-05-11
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of May 10, 2023 was 25,901,240.

HEARTBEAM, INC.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 16, 2023. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES
Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Condensed Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$990	$3,594
Prepaid expenses and other assets	471	445
Total Assets	$1,461	$4,039

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $1 and $2 respectively)	2,320	1,665
Total Liabilities	2,320	1,665

Commitments

Stockholders’ Equity (Deficit)
Preferred stock - $0.0001 par value; 10,000,000 authorized; 0 shares outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock - $0.0001 par value; 100,000,000 shares authorized; 8,227,074 and 8,009,743 shares issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Additional paid in capital	25,462	24,559
Accumulated deficit	(26,322)	(22,186)
Total Stockholders’ Equity (Deficit)	$(859)	$2,374

Total Liabilities and Stockholders’ Equity and (Deficit)	$1,461	$4,039
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,
	2023	2022
Operating Expenses:
General and administrative	$2,475	$1,414
Research and development	1,681	734
Total operating expenses	4,156	2,148

Loss from operations	(4,156)	(2,148)

Other Income
Interest income	20	2
Total other income	20	2

Loss before provision for income taxes	$(4,136)	$(2,146)

Income tax provision	$—	$—

Net Loss	$(4,136)	$(2,146)

Net loss per share, basic and diluted	$(0.50)	$(0.27)

Weighted average common shares outstanding, basic and diluted	8,222,416	8,081,804
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(In thousands, except share data)

Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance - January 1, 2023	8,009,743	$1	$24,559	$(22,186)	$2,374
Stock based compensation, expense	—	—	393	—	393
Sale of Common Stock, net of issuance costs	206,289	—	494	—	494
Stock issuance upon vesting of restricted stock awards	3,750	—	—	—	—
Stock issuance upon exercise of Warrants	7,292		16		16
Net loss	—	—	—	(4,136)	(4,136)
Balance – March 31, 2023	8,227,074	$1	$25,462	$(26,322)	$(859)

Three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2022	7,809,912	$1	$22,633	$(9,224)	$13,410
Stock based compensation, expense	—	—	159	—	159
Sale of Common Stock and Warrants	136,025		804		804
Stock issuance upon vesting and exercise of stock options	9,201	—	—	—	—
Stock issuance upon vesting of restricted stock units	3,750	—	—		—
Net loss	—	—	—	(2,146)	(2,146)
Balance – March 31, 2022	7,958,888	$1	$23,596	$(11,370)	$12,227
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(4,136)	$(2,146)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	393	159
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26)	(734)
Accounts payable and accrued expenses	655	382
Net cash used in operating activities	(3,114)	(2,339)

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	494	348
Proceeds from exercise of warrants	16	—
Net cash provided by financing activities	510	348

Net decrease in cash	(2,604)	(1,991)

Cash and Cash Equivalents – Beginning of period	3,594	13,192

Cash and Cash Equivalents – Ending of period	$990	$11,201

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$—	$—

Supplemental Disclosures of Non-cash Financing Activities:
Issuance of common stock and warrants to settle accrued expenses	$—	$456
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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of March 31, 2023 the Company has a cash and cash equivalents balance of approximately $1.0 million. In May 2023, the Company closed a $25.0 million secondary offering with Public Ventures, LLC. (“PV”) acting as sole placement agent, resulting in proceeds of $23.2 million net of fees and expenses, as well a Registered Direct Offering of $1.4 million net of expenses. Following the secondary offering, the Company believes that the existing cash is sufficient to fund operations for the next twelve months following the issuance of these condensed unaudited financial statements, alleviating substantial doubt about the Company’s ability to continue as a going concern.

In February 2023, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”) pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an initial aggregate offering price of up to $13.0 million in at-the-market offerings (“ATM”) sales. At the same time, the Company filed a prospectus supplement under a shelf registration on Form S-3 relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary.

In February 2023, the Company entered into a securities purchase agreement and a note purchase agreement (“SPA”, NPA” or together “Agreements”) with Maverick Capital Partners, LLC (“Maverick” or “Investor”). Pursuant to the terms of the Agreements, as amended, the Company agreed to sell up to $4,000,000 of the Company’s common stock at 75% of the average calculated Volume Weighted Average Price (“VWAP”) per share during a Drawdown Pricing Period as defined in the Agreements. The Company received net proceeds of $500,000 and filed a prospectus supplement under a shelf registration on Form S-3. The Company has no further plans to use this facility which expires May 31, 2023.

As of March 31, 2023 there was approximately $12.5 million available for issuance under the ATM following the use of the shelf registration on Form S-3 for the SPA and the ATM during the quarter.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships and revenue. The Company expects no material commercial revenue in 2023. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying condensed unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 16, 2023 (“2022 Annual Report”).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of March 31, 2023 and December 31, 2022.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2023 and 2022 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of March 31, 2023, 169,585 penny options have been included in the calculation of weighted average basic and diluted earnings per share.

The following is a summary of awards outstanding as of March 31, 2023 and 2022, which are not included in the computation of basic and diluted weighted average shares:

	Three months ended March 31,
	2023	2022
Stock options (excluding exercisable penny stock options)	2,228,784	928,560
Restricted stock awards	250,220	26,250
Warrants	3,487,912	3,908,276
Total	5,966,916	4,863,086

NOTE 4 – STOCKHOLDERS’ EQUITY

COMMON STOCK

In February 2023, the Company entered into a securities purchase agreement and a note purchase agreement (“SPA”, NPA” or together “Agreements”) with Maverick Capital Partners, LLC (“Maverick” or “Investor”). Pursuant to the terms of the Agreements, as amended, the Company agreed to sell up to $4,000,000 of the Company’s common stock at 75% of the average calculated Volume Weighted Average Price (“VWAP”) per share.

In February 2023, the Company issued a $500,000 Convertible Note to the Investor pursuant to the NPA. On March 9, 2023 the Convertible Note was settled upon the execution of the SPA and related issuance of 200,105 shares of common stock pursuant to the SPA draw down notice dated March 9, 2023. These shares of common stock were registered under the Company’s registration statement on Form S-3 dated February 10, 2023 and the related prospectus supplement dated March 9, 2023, whereby, the Company received total proceeds of $500,000.

On February 1, 2023, the Company entered into a Sales Agreement with certain investors to issue and sell through the sales agent shares of the Company’s common stock. The issuance and sale of shares of Common Stock to or through the sales agent will be effected pursuant to the Registration Statement dated February 2, 2023. The Company shall pay to the sales agent in cash, upon each sale of placement shares through the sales agent pursuant to the Sales Agreement, an amount equal to 3.00% of the aggregate gross proceeds from each sale of placement shares. In connection to the Sales Agreement, on February 17, 2023 and February 22, 2023, the Company sold 6,184 shares at $3.76 per share for gross proceeds of approximately $23,000.

Total stock issuance costs, which consist primarily of legal, accounting and underwriting fees in connection with the above stated transactions was approximately $174,000, which has been used to offset against the proceeds. During the quarter ended March 31, 2023, deferred offering costs of $29,000 were recorded in additional paid in capital. The remainder of the amount approximately $144,000 will be charged to paid in capital over the use of the facility.

WARRANTS

During 2019, milestone warrants were issued to certain executives totaling 407,272 warrants (“Penny Warrants”). These warrants were valued on the date of grant at $0.0003 to vest upon meeting certain milestones. These warrants expired unissued in February 2023.

The following is a summary of warrant activity during the three months ended March 31, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding - December 31, 2022	3,908,276	$5.42	3.47	$2,020
Exercised	(11,638)	2.75	—	—
Expired	(408,726)	—	—	—
Outstanding – March 31, 2023	3,487,912	6.06	3.62	$—
Exercisable – March 31, 2023	3,487,912	$6.06	3.62	$—

During the three months ended March 31, 2023, 11,638 warrants were exercised, of these 5,817 were exercised in the form of a cashless exercise utilizing 4,347 warrants which resulted in the issuance of 1,471 common shares and 5,821 warrants were exercised for approximately $16,000.

NOTE 5 – STOCK-BASED COMPENSATION
In 2015, the Company’s Board of Directors approved the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The 2015 Plan provides for the grant of stock options and RSU’s to purchase common stock of which 1,636,362 were authorized by the board of which 1,193,194 are outstanding. The 2015 Plan was terminated upon shareholder approval of the 2022 Equity Incentive Plan (“2022 Equity Plan”) whereby no new awards can be issued under the 2015 Plan.

The Company’s shareholders approved the 2022 Equity Plan at the annual meeting of stockholders held on June 15, 2022, pursuant to which 1,900,000 shares of common stock was authorized for issuance. Under the 2022 Equity Plan, the number of shares available for issuance will be increased on the first day of each fiscal year beginning with the 2023 fiscal year, in an amount equal to the least of 3,800,000 shares, five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, and a lesser number of shares determined by the administrator. On January 1, 2023 400,487 shares were added to the shares available for issuance under the 2022 Equity Plan.

The 2022 Equity Plan includes a provision for add back of any cancelled options from the 2015 Plan up to 1,372,816 shares, and as of March 31, 2023, there are 111,167 shares from the 2015 Plan that are included in the 946,259 shares available for issuance under the 2022 Equity Plan.
The Company had no stock options exercised during the quarter ended March 31, 2023 and as of March 31, 2022, the Company received proceeds of a de minimis amount from the exercise of stock options

STOCK OPTIONS
The following is a summary of stock option activity during the three months ended March 31, 2023:

	Number of options outstanding	Weighted average exercise price (*)	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Outstanding – December 31, 2022	2,196,798	$1.76	8.7	$6,770
Options granted	312,800	4.00
Options exercised	—	—
Options cancelled	(111,208)	1.83

Outstanding – March 31, 2023	2,398,390	2.06	8.5	1,752
Exercisable – March 31, 2023	860,898	$1.43	7.3	$957
(*) $ - Indicates exercise price less than $0.01 per share
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the three months ended March 31, 2023 and 2022, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

	Three months ended March 31,
	2023	2022
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	110.23%	107.25%
Expected term (in years)	6.07	5.8
Risk-free rate	3.80%	1.47%
Expected dividend yield	—	—
Weighted average grant date fair value per share	$3.38	$1.55

RESTRICTED STOCK UNITS

The following is a summary of RSU’s awards activity:

	Three months ended March 31, 2023
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	253,970	$1.47
Shares granted	—	—
Shares vested	(3,750)	3.20
Non-vested	250,220	$1.44

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense:

	Three months ended March 31,
	2023	2022
General and administrative
Stock options	200,000	121,000
RSU’s	101,000	12,000
Total general and administrative	301,000	133,000
R&D
Stock options	92,000	26,000
Total	$393,000	$159,000

As of March 31, 2023, total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $2.8 million and $0.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.42 years and 0.3 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which an executive of the Company has significant influence, as well as Hardesty, where he is a non-managing partner. The Company incurred accounting fees from these firms of approximately $6,000 and $7,000 during the three months ended March 31, 2023, and 2022, respectively. The Company had balances due to these firms amounting to approximately $1,000 and $2,000 as of March 31, 2023 and December 31, 2022, respectively.

NOTE 7 – COMMITMENTS

Lease Obligations

On May 1, 2019, the Company entered into a month to month lease agreement for their headquarters. The agreement is for an undefined term and can be cancelled at any time, given one month’s notice by either party. The Company’s monthly rent expense associated with this agreement is approximately $1,440. The Company’s month to month headquarters lease is in the name of the Company’s Chief Executive Officer, and the cost is reimbursed monthly. For the three months ended March 31, 2023 and 2022, rent expense was approximately $4,000 for each period.

Professional Services Agreement

In March 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc (“TRT”) a co-development company, to assist in the design and development of the Company’s telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring, followed by an amendment for cost reduction initiatives. The initial agreements with TRT included a commitment totaling approximately $3.0 million. The Company expects to expand the scope of work with TRT through future amendments to our current agreement as well as new agreements.

As of March 31, 2023 the Company has expensed $2.8 million and included $0.2 million in accounts payable, $0.1 million in prepaid assets and $0.03 million in accrued expenses.

NOTE 8 - SUBSEQUENT EVENTS

In May 2023, the Company completed a sale of $25.0 million secondary offering of 16,666,666 shares of HeartBeam’s common stock. The Company received net proceeds of $23.2 million from the offering, after deducting the placement agent fees and offering expenses. The Company also issued 1,666,666 Placement Agent Warrants to purchase up to 10% of the shares of Common Stock sold in the offering which concluded May 2, 2023, with an exercise price of $1.875 per share (representing 125% of the public offering price per share) and are exercisable for five years from the date of grant.

In May 2023, in connection with an S-3 filed on February 2, 2023, the Company also completed a Registered Direct Offering of $1.5 million for 1,000,000 shares of HeartBeam’s common stock. The Company received net proceeds of $1.4 million from the offering, after deducting offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our condensed unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the 2022 Form 10-K. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2022 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview

We are a medical technology company primarily focusing on developing and commercializing higher resolution ambulatory Electrocardiogram (“ECG”) solutions that enable the detection and monitoring of cardiac disease outside a healthcare facility setting. Our ability to develop higher resolution ECG solutions is achieved through the development of our proprietary and patented Vector Electrocardiography (“VECG”) technology platform. Our VECG technology is capable of developing three-dimensional (3D) images of cardiac electrical activity by displaying the spatial locations of ECG waveforms that has demonstrated in early studies to deliver equal or superior diagnostic capability than traditional hospital based ECG systems.

Our aim is to deliver ambulatory cardiac health monitoring technologies that can be used for patients anywhere, especially where critical cardiac care decisions need to be made on a more timely basis. Our Products require Food and Drug Administration (“FDA”) clearance and have not been cleared for marketing.

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our telehealth Product (“HeartBeam AIMIGoTM”), to address the rapidly growing field of ambulatory cardiac health monitoring. HeartBeam AIMIGo is comprised of a credit card sized electrocardiogram device and other powerful cloud-based diagnostic expert software systems. We believe that we are uniquely positioned to play a central role in remote monitoring of high-risk coronary artery disease patients, because the initial studies have shown that our ischemia detection system may be more accurate than existing ambulatory cardiac health monitoring solutions.

We are also applying our software platform to create a tool for detecting heart attacks in the Emergency Department (“ED”) environment using standard 12-lead ECG recordings. The software tool, (“HeartBeam AIMITM”) is designed to enable emergency physicians to more accurately and quickly diagnose heart attacks than currently available tools. Market clearance of this Product will precede that of HeartBeam AIMIGo.

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

The custom software and hardware of our Products, we believe, are classified as Class II medical devices by the FDA, running on an FDA registered Class I software platform. Class II medical devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) or 510(k) de-novo premarket notification process

HeartBeam has ten issued U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972, U.S. and 11,234,658), and five pending U.S applications. Four of the pending applications have been published, the remaining two pending cases are unpublished. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands and United Kingdom and seven pending applications in Canada, China, the European Union (“EU”), Japan and Australia. HeartBeam has three pending Patent Cooperation Treaty applications. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

As of March 31, 2023, we had 10 employees. We intend to hire or engage additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Recent Developments

In May 2023, we completed a sale of $26.5 million from a secondary offering of 16,666,666 shares and a Registered Direct Offering of 1,000,000 shares of our common stock. We received net proceeds of $24.6 million from the offerings, after deducting the placement agent fees on the secondary offering and offering expenses.

Other Transactions and Events:

Stock Purchase Agreement and Note Purchase Agreement

In February 2023, the Company entered into a securities purchase agreement and a note purchase agreement (“SPA”, NPA” or together “Agreements”) with Maverick Capital Partners, LLC. Pursuant to the terms of the Agreements, as amended, the Company agreed to sell up to $4,000,000 of the Company’s common stock at 75% of the average calculated Volume Weighted Average Price per share during a Drawdown Pricing Period as defined in the Agreements. The Company received net proceeds of $500,000 and filed a prospectus supplement under a shelf registration on Form S-3. The Company has no further plans to use this facility which expires May 31, 2023.

ATM Program

On February 10, 2023, we entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners as placement agent pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an initial aggregate offering price of up to $13.0 million in at-the-market offerings (“ATM”) sales. The issuance and sale of these placement shares are made under the Sales Agreement pursuant to our effective “shelf” registration statement on Form S-3 (Registration No. 333-269520). There were 6,184 shares issued under the ATM during the three months ended March 31, 2023. As of March 31, 2023 there was approximately $12.5 million available for issuance under the ATM following the use of the shelf registration on Form S-3 for the Agreements and the ATM during the quarter.

Results of operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For three months ended March 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$2,475	$1,414	$1,061	75%
Research and development	1,681	734	947	129%
Total operating expenses	4,156	2,148	2,008	93%

Loss from operations	(4,156)	(2,148)	(2,008)	93%

Interest income (expense)	20	2	18	900%

Income tax provision	—	—	—	—%

Net loss	$(4,136)	$(2,146)	$(1,990)	93%

Summary of Statements of Operations for the three months ended March 31, 2023 compared with the three months ended March 31, 2022:

G&A expenses increased by approximately $1.1 million or (75%) during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was primarily due to expenses associated with increased G&A headcount representing an increase of $0.7 million from $0.5 million to $1.2 million, and business development, which included public company expenses, comprising of BOD fees, investor and public relations and SEC reporting, an increase of $0.5 million from $0.8 million to $1.3 million.

Research and development expenses (“R&D”) are primarily from internally developed software and our credit-card sized collection device. R&D expense increased $0.9 million or (129%) when compared with the same period in 2022. Our focus on R&D during the three months ended March 31, 2023 was primarily $0.5 million with our service provider Triple Ring, $0.2 million representing an increase in headcount and $0.2 million in other R&D expenses.

Interest income during the three months ended March 31, 2023 and 2022 is related to interest earned on our cash balances.

Liquidity and Capital Resources

Our cash requirements are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go to market strategies.

As of March 31, 2023, we had approximately $1.0 million in cash, a decrease of $2.6 million from $3.6 million as of December 31, 2022.

During the three months ended March 31, 2023, we raised $0.5 million from the sale of securities.

Our cash is as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash	$990	$3,594

Cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	(3,114)	(2,339)
Net cash provided by financing activities	$510	$348

Operating Activities:

Net cash used by our operating activities of $3.1 million during the three months ended March 31, 2023, is primarily due to our net loss of $4.1 million less $0.4 million in non-cash expenses and $0.6 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $2.3 million during the three months ended March 31, 2022, is primarily due to our net loss of $2.1 million less $0.2 million in non-cash expenses, offset by an increase of $0.4 million of net changes used in operating assets and liabilities.

Financing Activities:

Net cash provided by financing activities during the three month ended March 31, 2023 of $0.5 million, is from the issuance of common stock.

Net cash provided by financing activities during the three month ended March 31, 2022 of $0.3 million, is from the issuance of common stock.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of March 31, 2023, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
10.1	Employment Agreement with Robert Eno, dated January 16, 2023 (incorporated by reference to our 8-k filed on January 24, 2023)
10.2	Sales Agreement by and between HeartBeam, Inc. and A.G.P./Alliance Global Partners, dated February 1, 2023 (incorporated by reference to our 8-k filed on February 1, 2023)
10.3	Securities Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors (incorporated by reference to our 8-k filed on March 3, 2023)
10.4	Note Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors (incorporated by reference to our 8-k filed on March 3, 2023
10.5
First Amendment to Securities Purchase Agreement dated March 7, 2023 to the Securities Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors (incorporated by reference to our 8-k filed on March 9, 2023)

10.6
First Amendment to Note Purchase Agreement dated March 7, 2023 to the Securities Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors (incorporated by reference to our 8-k filed on March 9, 2023)

31.1	Certification of Chief Executive Officer, dated May,11 2023, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, dated May 11, 2023, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard Brounstein
	Name:	Richard Brounstein
	Title:	Chief Financial Officer
Dated: May 11, 2023		(Principal Financial and Accounting Officer)