Form 10-Q
period 2023-06-30
HeartBeam, Inc.
filed 2023-08-10
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of August 9, 2023 was 26,311,904.

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
Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Condensed Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$17,401	$3,594
Short-term investments	3,939	—
Prepaid expenses and other assets	292	445
Total Assets	$21,632	$4,039

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $1 and $2 respectively)	570	1,665
Total Liabilities	570	1,665

Commitments

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 authorized; 0 shares outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock - $0.0001 par value; 100,000,000 shares authorized; 25,990,516 and 8,009,743 shares issued and outstanding at June 30, 2023 and December 31, 2022	3	1
Additional paid in capital	50,535	24,559
Accumulated deficit	(29,476)	(22,186)
Total Stockholders’ Equity	$21,062	$2,374

Total Liabilities and Stockholders’ Equity	$21,632	$4,039
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating Expenses:
General and administrative	$1,828	$1,793	$4,303	$3,208
Research and development	1,484	1,742	3,165	2,475
Total operating expenses	3,312	3,535	7,468	5,683

Loss from operations	(3,312)	(3,535)	(7,468)	(5,683)

Other Income
Interest income	158	10	178	12
Total other income	158	10	178	12

Loss before provision for income taxes	$(3,154)	$(3,525)	$(7,290)	$(5,671)

Income tax provision	$—	$—	$—	$—

Net Loss	$(3,154)	$(3,525)	$(7,290)	$(5,671)

Net loss per share, basic and diluted	$(0.16)	$(0.43)	$(0.52)	$(0.70)

Weighted average common shares outstanding, basic and diluted	19,690,251	8,145,967	13,910,365	8,092,237
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - April 1, 2023	8,227,074	$1	$25,462	$(26,322)	$(859)
Stock based compensation expense	—	—	702	—	702
Sale of Common Stock, net of issuance costs	17,666,666	2	24,268	—	24,270
Stock issuance upon vesting and exercise of stock options	88,026	—	103	—	103
Stock issuance upon vesting of restricted stock awards	8,750	—	—	—	—
Stock issuance upon exercise of warrants	—	—	—	—	—
Net loss	—	—	—	(3,154)	(3,154)
Balance – June 30, 2023	25,990,516	$3	$50,535	$(29,476)	$21,062

Three months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - April 1, 2022	7,958,888	$1	$23,596	$(11,370)	$12,227
Stock based compensation expense	—	—	264	—	264
Stock issuance upon vesting and exercise of stock options	19,370	—	2	—	2
Stock issuance upon vesting of restricted stock units	3,750	—	—		—
Net loss	—	—	—	(3,525)	(3,525)
Balance – June 30, 2022	7,982,008	$1	$23,862	$(14,895)	$8,968

Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2023	8,009,743	$1	$24,559	$(22,186)	$2,374
Stock based compensation expense	—	—	1,095	—	1,095
Sale of Common Stock, net of issuance costs	17,872,955	2	24,762	—	24,764
Stock issuance upon vesting and exercise of stock options	88,026	—	103	—	103
Stock issuance upon vesting of restricted stock awards	12,500	—	—	—	—
Stock issuance upon exercise of warrants	7,292	—	16	—	16
Net loss	—	—	—	(7,290)	(7,290)
Balance – June 30, 2023	25,990,516	$3	$50,535	$(29,476)	$21,062

Six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2022	7,809,912	$1	$22,633	$(9,224)	$13,410
Stock based compensation expense	—	—	423	—	423
Sale of Common Stock and warrants	136,025		804		804
Stock issuance upon vesting and exercise of stock options	28,571	—	2	—	2
Stock issuance upon vesting of restricted stock units	7,500	—	—		—
Net loss	—	—	—	(5,671)	(5,671)
Balance – June 30, 2022	7,982,008	$1	$23,862	$(14,895)	$8,968
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(7,290)	$(5,671)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,095	423
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	152	342
Accounts payable and accrued expenses	(1,094)	638
Net cash used in operating activities	(7,137)	(4,268)

Cash Flows From Investing Activities
Purchase of short-term investments	(3,939)	—
Net cash used in investing activities	(3,939)	—

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	24,764	348
Proceeds from exercise of stock options	103	2
Proceeds from exercise of warrants	16	—
Net cash provided by financing activities	24,883	350

Net increase (decrease) in cash	13,807	(3,918)

Cash and Cash Equivalents – Beginning of period	3,594	13,192

Cash and Cash Equivalents – Ending of period	$17,401	$9,274

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$—	$—

Supplemental Disclosures of Non-cash Financing Activities:
Issuance of common stock and warrants to settle accrued expenses	$—	$456
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

The Company has validated this novel technology and is seeking U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products during 2023 and 2024.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of June 30, 2023 the Company has a cash and cash equivalents and short-term investments balance of approximately $21.3 million. Based on its current business plan assumptions and expected cash burn rate, the Company believes that the existing cash and cash equivalents and short-term investments are sufficient to fund operations for the next twelve months following the issuance of these unaudited condensed financial statements.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation and has cash balances in accounts which exceed the federally insured limits as of June 30, 2023 and December 31, 2022.

SHORT-TERM INVESTMENTS

Short-term investments consist of debt securities classified as held-to-maturity and have original maturities greater than 90 days but, less than one year as of the balance sheet date. Held-to-maturity investments are recorded at the amortized cost basis until date of maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. As of June 30, 2023, the short-term investments have an amortized cost basis of $3,939,151.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2023 and 2022 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of June 30, 2023, 177,355 penny options have been included in the calculation of weighted average basic and diluted earnings per share.

The following is a summary of awards outstanding as of June 30, 2023 and 2022, which are not included in the computation of basic and diluted weighted average shares:

	Three and Six months ended June 30,
	2023	2022
Stock options (excluding exercisable penny stock options)	2,851,383	1,868,218
Restricted stock awards	246,470	22,500
Warrants	5,152,397	3,908,276
Total	8,250,250	5,798,994

NOTE 4 – STOCKHOLDERS’ EQUITY

COMMON STOCK

On May 2, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, for the purchase and sale in a registered direct offering of 1,000,000 shares of the Company’s common stock at a price of $1.50 per share, generating net proceeds from the offering of approximately $1.1 million after deducting financial advisory and legal fees as well as other estimated offering expenses.

On April 20, 2023, the Company entered into a Placement Agency Agreement with Public Ventures, LLC to consummate an offering of 16,666,666 shares of Common Stock at an offering price of $1.50 per share, which closed in accordance with the subscription agreement dated May 2, 2023. The Company received $23.2 million in net proceeds from the offering after deducting placement agent discounts and commission and other estimated offering expenses payable by the Company. In addition, the subscription agreement grants placement agent warrants to purchase up to 1,666,666 shares of common stock at a per share exercise price of $1.875 and are exercisable after a 180-day lock-up period. The warrants will expire five years from the date of issuance.

On February 2, 2023, the Company entered into a securities purchase agreement and a note purchase agreement (“SPA”, NPA” or together “Agreements”) with Maverick Capital Partners, LLC (“Maverick” or “Investor”). Pursuant to the terms of the Agreements, as amended, the Company agreed to sell up to $4,000,000 of the Company’s common stock at 75% of the average calculated Volume Weighted Average Price (“VWAP”) per share.

On February 28, 2023, the Company issued a $500,000 Convertible Note to the Investor pursuant to the NPA. On March 9, 2023, the Convertible Note was settled upon the execution of the SPA and related issuance of 200,105 shares of common stock pursuant to the SPA draw down notice dated March 9, 2023. These shares of common stock were registered under the Company’s registration statement on Form S-3 dated February 10, 2023 and the related prospectus supplement dated March 9, 2023, whereby, the Company received total proceeds of $500,000. These were the only transactions consummated under the SPA and NPA and the respective agreements expired on May 31 2023.

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

Total stock issuance costs, which consist primarily of legal, accounting and underwriting fees in connection with the above stated transactions was approximately $174,000, which as of June 30 2023, was fully recorded in additional paid in capital.

WARRANTS

On May 2, 2023 the Company issued 1,666,666 placement agent warrants to purchase shares of Common Stock sold in the offering, with an exercise price of $1.875 per share and are exercisable for five years from the date of issuance, after a 180-day lockup period.

During 2019, milestone warrants to purchase common stock were issued to certain executives totaling 407,272 warrants (“Penny Warrants”). These warrants were valued on the date of grant at $0.0003 and vest upon meeting certain milestones. These warrants expired unissued in February 2023.

The following is a summary of warrant activity during the six months ended June 30, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding - December 31, 2022	3,908,276	$5.42	3.47	$2,020
Issued	1,666,666	1.88	—	—
Exercised	(11,638)	2.75	—	—
Expired	(410,907)	—	—	—
Outstanding and Exercisable – June 30, 2023	5,152,397	$4.71	3.85	$892

During the six months ended June 30, 2023, 11,638 warrants were exercised, of these 5,817 were exercised in the form of a cashless exercise utilizing 4,347 warrants which resulted in the issuance of 1,471 common shares and 5,821 warrants were exercised for approximately $16,000.

NOTE 5 – STOCK-BASED COMPENSATION
In 2015, the Company’s Board of Directors approved the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The 2015 Plan provides for the grant of stock options and RSU’s to purchase common stock of which 1,636,362 were authorized by the board of which

1,083,749 are outstanding. The 2015 Plan was terminated upon shareholder approval of the 2022 Equity Incentive Plan (“2022 Equity Plan”) whereby no new awards can be issued under the 2015 Plan.

The Company’s shareholders approved the 2022 Equity Plan at the annual meeting of stockholders held on June 15, 2022, pursuant to which 1,900,000 shares of common stock were authorized for issuance. Under the 2022 Equity Plan, the number of shares available for issuance will be increased on the first day of each fiscal year beginning with the 2023 fiscal year, in an amount equal to the lesser of 3,800,000 shares, five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, and a lesser number of shares determined by the administrator. On January 1, 2023 400,487 shares, equivalent to five percent (5%) of common stock outstanding were added to the shares available for issuance under the 2022 Equity Plan.

The 2022 Equity Plan includes a provision to add-back any cancelled options from the 2015 Plan up to 1,372,816 shares. As of June 30, 2023, there are 160,689 shares from the 2015 Plan that are included in the 222,885 shares available for issuance under the 2022 Equity Plan.
The Company received proceeds of $0.1 million from the exercise of stock options during the quarter ended June 30, 2023 and a de minimis amount during the quarter ended June 30, 2022.

STOCK OPTIONS
The following is a summary of stock option activity during the six months ended June 30, 2023:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Outstanding – December 31, 2022	2,196,798	$1.76	8.7	$6,770
Options granted	1,115,800	2.62	—	—
Options exercised	(88,026)	1.17	—	—
Options cancelled	(195,834)	1.70	—	—

Outstanding – June 30, 2023	3,028,738	2.10	8.7	2,040
Exercisable – June 30, 2023	1,052,605	$1.64	7.6	$1,177
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the six months ended June 30, 2023 and 2022, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Six months ended June 30,
	2023	2022
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	110.23% - 111.73%	107.25% - 110.98%
Expected term (in years)	5.71 - 6.07	5.73 - 5.80
Risk-free rate	3.54% - 3.80%	1.47% - 2.85%
Expected dividend yield	$—	$—
Weighted average grant date fair value per share	$1.73 - $3.38	$1.08 - $1.75

RESTRICTED STOCK UNITS

The following is a summary of RSU’s awards activity:

	Six months ended June 30, 2023
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	253,970	$1.47
Shares granted	5,000	2.24
Shares vested	(12,500)	2.82
Non-vested	246,470	$1.44

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
General and administrative
Stock options	507,200	175,900	707,200	296,800
RSU’s	116,400	23,100	217,400	35,000
Total general and administrative	623,600	199,000	924,600	331,800
R&D
Stock options	78,800	64,800	170,800	90,900
Total	$702,400	$263,800	$1,095,400	$422,700

As of June 30, 2023, total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $3.5 million and $0.01 million, respectively, which is expected to be recognized over a weighted-average period of 2.23 years and 0.03 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which an executive of the Company has significant influence. The Company incurred accounting fees from this firm of approximately $4,000 and $9,000 during the three and six months ended June 30, 2023, respectively and approximately $4,000 and $11,000 during the three and six months ended June 30, 2022, respectively. The Company had balances due to these firms amounting to approximately $1,100 and $2,000 as of June 30, 2023 and December 31, 2022, respectively.

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

For the three and six months ended June 30, 2023 and 2022, rent expense was approximately $4,000 and $8,000, respectively for each period.

Professional Services Agreement

In March 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc (“TRT”) a co-development company, which was followed by several amendments.

The Company currently has one open committed project for device cost reductions totaling $1.7 million. As of June 30, 2023 the Company has a remaining commitment of $0.8 million.

NOTE 8 - SUBSEQUENT EVENTS

At the July 7, 2023 Annual Shareholders’ Meeting, the proposal to amend the 2022 Equity Incentive Plan to increase the number of authorized shares from 1,900,000 shares to 5,900,000 shares was approved.

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

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our telehealth Product (“HeartBeam AIMIGoTM”), to address the rapidly growing field of ambulatory cardiac health monitoring. HeartBeam AIMIGo is comprised of a credit card sized electrocardiogram device and other powerful cloud-based diagnostic expert software systems. We believe that we are uniquely positioned to play a central role in remote monitoring of high-risk coronary artery disease patients, as initial studies have shown that our ischemia detection system may be more accurate than existing ambulatory cardiac health monitoring solutions.

To date, we have developed a working prototype for HeartBeam AIMIGo. In addition, we recently filed a 510(k) submission for our HeartBeam AIMIGo device. In June 2023, we submitted a request for a pre-submission meeting to the FDA for the software algorithms that synthesize a 12L ECG from the HeartBeam AIMIGo device. After the pre-submission meeting with the FDA, we plan to file a second 510(k) for the synthesize 12L ECG. The result of these two 510(k) submissions, once cleared by the FDA, will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review.

In an effort to focus on the HeartBeam AIMIGo product, we withdrew our FDA 510(k) application for the HeartBeam AIMI™ product. HeartBeam AIMI is focused on Emergency Room use, which is a significantly smaller opportunity than its HeartBeam AIMIGo ambulatory ECG market. This decision will allow the company to focus on the product development, clinical, regulatory, and market preparation efforts for HeartBeam AIMIGo.

The custom software and hardware of our Products, are classified as Class II medical devices by the FDA, running on an FDA registered Class I software platform. Premarket review and clearance by the FDA for Class II devices is generally accomplished through the 510(k) premarket notification process or De-Novo process. Given the proposed intended use of our device, the 510(k) submission would require clinical data to support FDA clearance.

HeartBeam has ten issued U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,701,049, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972, U.S. and 11,234,658), and eight pending U.S applications. Four of the pending applications have been published, the remaining four pending cases are unpublished. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands and United Kingdom and seven pending applications in Canada, China, the European Union, Japan and Australia. HeartBeam has three pending Patent Cooperation Treaty applications. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

As of June 30, 2023, we had 10 employees. We intend to hire or engage additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Recent Developments

On May 2 2023, we completed a sale of approximately $25 million from a secondary offering of 16,666,666 shares of our common stock. We received net proceeds of $23.2 million, after deducting the placement agent fees on the secondary offering and expenses.

On May 4, 2023, we completed a Registered Direct Offering of 1,000,000 shares of our common stock. We received net proceeds of $1.1 million after deducting expenses.

On May 17 2023, we filed our 510(k) submission for our HeartBeam AIMIGo device. In June 2023, we submitted a request for a pre-submission meeting to the FDA for the software algorithms that synthesize a 12L ECG from the HeartBeam AIMIGo device. The result of these two submissions, when cleared by FDA, will be ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review. In an effort to focus on the HeartBeam AIMIGo product, we also withdrew our FDA 510(k) application for the HeartBeam AIMI™ product. HeartBeam AIMI is focused on emergency room use, which is a significantly smaller opportunity than its HeartBeam AIMIGo ambulatory ECG market. This decision will allow the company to focus on the product development, clinical, regulatory, and market preparation efforts for HeartBeam AIMIGo.

At the July 7, 2023 Annual Shareholders’ Meeting, the proposal to amend the 2022 Equity Incentive Plan to increase the number of authorized shares from 1,900,000 shares to 5,900,000 shares was approved.

In August 2023, we announced our first peer-reviewed publication based on our novel VECG technology. We believe this is a foundational study demonstrating the ability of our VECG platform to detect the presence of coronary artery occlusions. The publication, entitled “Coronary Artery Occlusion Detection Using 3-Lead ECG System Suitable for Credit Card-Size Personal Device Integration,” appeared in JACC: Advances, a journal of the American College of Cardiology.

Other Transactions and Events:

Stock Purchase Agreement and Note Purchase Agreement

On February 28, 2023, the Company entered into a securities purchase agreement and a note purchase agreement (“SPA”, NPA” or together “Agreements”) with Maverick Capital Partners, LLC. Pursuant to the terms of the Agreements, as amended, the Company agreed to sell up to $4,000,000 of the Company’s common stock at 75% of the average calculated Volume Weighted Average Price per share during a Drawdown Pricing Period as defined in the Agreements. On March 1, 2023, the Company issued a $500,000 Convertible Note to the Investor pursuant to the NPA resulting in gross proceeds of $500,000, before deducting other expenses. On March 7, 2023, the Company paid off $500,000 principal amount of the Convertible Note plus accumulated interest. On March 7, 2023, the Company issued a draw down notice under the SPA for 200,105 shares of Common Stock and received net proceeds of $500,000 under the SPA. The Agreements expired May 31, 2023.

ATM Program

On February 10, 2023, we entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners as placement agent pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an initial aggregate offering price of up to $13.0 million in at-the-market offerings (“ATM”) sales. The issuance and sale of these placement shares are made under the Sales Agreement pursuant to our effective “shelf” registration statement on Form S-3 (Registration No. 333-269520). There were 0 and 6,184 shares issued under the ATM during the three and six months ended June 30, 2023, respectively. As of June 30, 2023 there was approximately $11.0 million available for issuance under the ATM following the use of the shelf registration on Form S-3 for the Agreements and the ATM during the period.

Results of operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For three months ended June 30,				For six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$1,828	$1,793	$35	2%	$4,303	$3,208	$1,095	34%
Research and development	1,484	1,742	(258)	(15)%	3,165	2,475	690	28%
Total operating expenses	3,312	3,535	(223)	(6)%	7,468	5,683	1,785	31%

Loss from operations	(3,312)	(3,535)	223	(6)%	(7,468)	(5,683)	(1,785)	31%

Interest income (expense)	158	10	148	1,480%	178	12	166	1,383%

Income tax provision	—	—	—	—%	—	—	—	—%

Net loss	$(3,154)	$(3,525)	$371	(11)%	$(7,290)	$(5,671)	$(1,619)	29%

Summary of Statements of Operations for the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022:

General and administrative expenses during the three and six months ended June 30, 2023, were $1.8 million and $4.3 million, respectively, representing an increase of $0.04 million, or 2%, and $1.1 million, or 34%, when compared to the same periods in 2022.

There is no material change during the three months ended June 30, 2023. The $1.1 million increase in expense during the six months ended June 30, 2023 is primarily due to non-cash stock-based compensation expense and costs associated with transitioning our commercial team.

Research and development expenses (“R&D”) are primarily from internally developed software and our credit-card sized collection device. R&D expenses were $1.5 million and $3.2 million for the three and six months ended June 30, 2023, respectively, representing a decrease of $0.3 million, or 15%, and an increase of $0.7 million, or 28%, respectively, when compared to the same periods in 2022.

Our spending increase of $0.7 million in R&D during the six months ended June 30, 2023 occurred during the first quarter, and is primarily $0.5 million with our service provider, Triple Ring Technologies, $0.2 million representing an increase in headcount and $0.2 million in other R&D expenses, offset by spending reductions in the quarter ended June 30, 2023 when compared to June 30, 2022, which were due to our refined focus on development projects.

During the three months ended June 30, 2022, our focus was on preparing for FDA submission of our first product using consultants, during the three months ended June 30, 2023 we prepared for the FDA submission of our hardware device using our internal development team supported by regulatory and quality consultants.

Interest income during the three and six months ended June 30, 2023, and 2022 is related to interest earned on our cash balances. The increase is primarily related to our increased cash balance coupled with higher interest rates.

Liquidity and Capital Resources

Our cash requirements are and will continue to be dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go to market strategies.

As of June 30, 2023, we had approximately $17.4 million in cash, an increase of $13.8 million from $3.6 million as of December 31, 2022. In addition, we had short-term investments of $3.9 million that are scheduled to mature in September 2023.

During the six months ended June 30, 2023, we raised $24.8 million from the sale of securities.

Our cash is as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash	$17,401	$3,594

Cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(7,137)	$(4,268)
Net cash used in investing activities	(3,939)	—
Net cash provided by financing activities	24,883	350

Operating Activities:

Net cash used by our operating activities of $7.1 million during the six months ended June 30, 2023, is primarily due to our net loss of $7.3 million less $1.1 million in non-cash expenses and $0.9 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $4.3 million during the six months ended June 30, 2022, is primarily due to our net loss of $5.7 million less $0.4 million in non-cash expenses and $1.0 million of net changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities during the six months ended June 30, 2023, of $3.9 million, is from the purchase of short-term investments.

Financing Activities:

Net cash provided by financing activities during the six months ended June 30, 2023, of $24.9 million, is primarily from net proceeds of $23.2 million from the issuance of common stock under the Placement Agency Agreement, $1.1 million net proceeds from the issuance of common stock under a registered direct offering and $0.5 million from the issuance of common stock under the SPA.

Net cash provided by financing activities during the six month ended June 30, 2022, of $0.3 million, is primarily from the issuance of common stock under the February Stock Purchase Agreement.

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

Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of June 30, 2023, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015 (incorporated by reference to Exhibit 3.1 to our current report on Form S-1 filed September 7, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our current report on Form S-1 filed September 9, 2021)
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021 (incorporated by reference to Exhibit 3.3 to our current report on Form S-1 filed October 4, 2021)
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022 (incorporated by reference to Exhibit 3.4 to our current report on Form S-1 filed February 10, 2023
31.1	Certification of Chief Executive Officer, dated August 10 2023, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, dated August 10, 2023, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard Brounstein
	Name:	Richard Brounstein
	Title:	Chief Financial Officer
Dated: August 10, 2023		(Principal Financial and Accounting Officer)