Form 10-Q
period 2023-09-30
HeartBeam, Inc.
filed 2023-11-14
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of 11/13/2023 was 26,329,032.

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
Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Condensed Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$19,184	$3,594
Prepaid expenses and other current assets	295	445
Total Current Assets	$19,479	$4,039

Property and equipment, net	144	—
Other assets	25	—
Total Assets	$19,648	$4,039

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $2)	1,019	1,665
Total Liabilities	1,019	1,665

Commitments

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 authorized; 0 shares outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,325,282 and 8,009,743 shares issued and outstanding at September 30, 2023 and December 31, 2022	3	1
Additional paid in capital	51,572	24,559
Accumulated deficit	(32,946)	(22,186)
Total Stockholders’ Equity	$18,629	$2,374

Total Liabilities and Stockholders’ Equity	$19,648	$4,039
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating Expenses:
General and administrative	$2,114	$2,048	$6,417	$5,256
Research and development	1,623	1,562	4,788	4,036
Total operating expenses	3,737	3,610	11,205	9,292

Loss from operations	(3,737)	(3,610)	(11,205)	(9,292)

Other Income
Interest income	267	28	445	39
Other Income	—	3	—	3
Total other income	267	31	445	42

Loss before provision for income taxes	(3,470)	(3,579)	(10,760)	(9,250)

Income tax provision	—	—	—	—

Net Loss	$(3,470)	$(3,579)	$(10,760)	$(9,250)

Net loss per share, basic and diluted	$(0.13)	$(0.44)	$(0.59)	$(1.14)

Weighted average common shares outstanding, basic and diluted	26,449,168	8,147,024	18,252,654	8,107,359
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - June 30, 2023	25,990,516	$3	$50,535	$(29,476)	$21,062
Stock based compensation expense	—	—	926	—	926
Stock issuance upon exercise of stock options	92,046	—	111	—	111
Stock issuance upon vesting of restricted stock awards	242,720		—	—
Net loss	—	—	—	(3,470)	(3,470)
Balance – September 30, 2023	$26,325,282	$3	$51,572	$(32,946)	$18,629

Three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance – June 30, 2022	7,982,008	$1	$23,862	$(14,895)	$8,968
Stock based compensation expense	—	—	351	—	351
Stock issuance upon exercise of stock options	5,112	—	—	—	—
Stock issuance upon vesting of restricted stock units	13,750
Net loss	—	—	—	(3,579)	(3,579)
Balance – September 30, 2022	8,000,870	$1	$24,213	$(18,474)	$5,740

Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - December 31, 2022	8,009,743	$1	$24,559	$(22,186)	$2,374
Stock based compensation, expense	—	—	2,021	—	2,021
Sale of Common Stock, net of issuance costs	17,872,955	2	24,762	—	24,764
Stock issuance upon exercise of stock options	180,072	—	214	—	214
Stock issuance upon vesting of restricted stock units	255,220	—	—	—	—
Stock issuance upon exercise of warrants	7,292	—	16		16
Net loss	—	—	—	(10,760)	(10,760)
Balance – September 30, 2023	26,325,282	$3	$51,572	$(32,946)	$18,629

Nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance – December 31, 2021	7,809,912	$1	$22,633	$(9,224)	$13,410
Stock based compensation, expense	—	—	774	—	774
Sale of Common Stock and Warrants	136,025	—	804	—	804
Stock issuance upon exercise of stock options	33,683	—	2	—	2
Stock issuance upon vesting of restricted stock awards	21,250	—	—	—	—
Net loss	—	—	—	(9,250)	(9,250)
Balance – September 30, 2022	8,000,870	$1	$24,213	$(18,474)	$5,740
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(10,760)	$(9,250)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,021	774
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	150	683
Accounts payable and accrued expenses	(646)	800
Net cash used in operating activities	(9,235)	(6,993)

Cash Flows From Investing Activities
Purchase of property and equipment	(144)	—
Net cash used in investing activities	(144)	—

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	24,764	348
Proceeds from exercise of stock options	214	2
Proceeds from exercise of warrants	16	—
Net cash provided by financing activities	24,994	350

Net increase (decrease) in cash and restricted cash	15,615	(6,643)
Cash, cash equivalents and restricted cash - beginning of period	3,594	13,192

Cash, cash equivalents and restricted cash - at end of period	$19,209	$6,549

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$—	$—
Interest paid	—	—

Supplemental Disclosures of Non-cash Flow Information:
Issuance of common stock and warrants to settle accrued expenses	—	456

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	19,184	6,549
Restricted cash (included in other assets)	25	—
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

The Company has validated this novel technology and is seeking U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products during 2024.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of September 30, 2023 the Company has a cash and cash equivalents balance of approximately $19.2 million. Based on its current business plan assumptions and expected cash burn rate, the Company believes that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the issuance of these unaudited condensed financial statements.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation and has cash balances in accounts which exceed the federally insured limits as of September 30, 2023 and December 31, 2022. The Company has made a deposit to the bank for their credit cards in the amount of $25,000 and is classified as restricted cash included in other assets as of September 30, 2023.

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment, net, to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are expensed as incurred. As of September 30, 2023, property and equipment, net represents construction-in-progress of $144,000 related to tooling development that has not been placed into service. Construction-in-progress amounts are not subject to depreciation as such assets are not yet available for their intended use.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of September 30, 2023, 176,105 penny options have been included in the calculation of weighted average basic and diluted earnings per share.

The following is a summary of awards outstanding for three and nine months ended September 30, 2023 and 2022, which are not included in the computation of basic and diluted weighted average shares:

	September 30,
	2023	2022
Stock options (excluding exercisable penny stock options)	4,782,020	1,928,904
Restricted stock awards	221,631	257,720
Warrants	5,152,397	3,908,276
Total	10,156,048	6,094,900

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

On April 20, 2023, the Company entered into a Placement Agency Agreement with Public Ventures, LLC to consummate an offering of 16,666,666 shares of Common Stock at an offering price of $1.50 per share, which closed in accordance with the subscription agreement dated May 2, 2023. The Company received $23.2 million in net proceeds from the offering after deducting placement agent discounts and commission and other estimated offering expenses payable by the Company. In addition, the subscription agreement grants placement agent warrants as part of this transaction. See Warrants section below.

On February 2, 2023, the Company entered into a securities purchase agreement and a note purchase agreement (“SPA”, NPA” or together “Agreements”) with Maverick Capital Partners, LLC (“Investor”). Pursuant to the terms of the Agreements, as amended, the Company agreed to sell up to $4,000,000 of the Company’s common stock at 75% of the average calculated Volume Weighted Average Price per share.

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

On February 1, 2023, the Company entered into an At-the-Market Sales Agreement (“ATM” or “Sales Agreement”) with A.G.P./ Alliance Global Partners as placement agent, to issue and sell shares of the Company’s common stock. The issuance and sale of shares of Common Stock to or through the placement agent are effected pursuant to the Registration Statement dated February 2, 2023. The Company shall pay to the sales agent in cash, upon each sale of placement shares through the placement agent pursuant to the Sales Agreement, an amount equal to 3.00% of the aggregate gross proceeds from each sale of placement shares. In connection to the Sales Agreement, on February 17, 2023 and February 22, 2023, the Company sold 6,184 shares at $3.76 per share for gross proceeds of approximately $23,000. As of September 30, 2023 there was approximately $11.0 million available for issuance under the ATM.

Total stock issuance costs, which consist primarily of legal, accounting and underwriting fees in connection with the above stated transactions was approximately $174,000, which as of September 30 2023, was recorded in additional paid in capital.

WARRANTS

On May 2, 2023 the Company issued 1,666,666 placement agent warrants to purchase shares of Common Stock sold in the offering, with an exercise price of $1.875 per share and are exercisable for five years from the date of issuance.

During 2019, milestone warrants to purchase common stock were issued to certain executives totaling 407,272 warrants (“Penny Warrants”). These warrants were valued on the date of grant at $0.0003 and vest upon meeting certain milestones. These warrants expired unissued in February 2023.

The following is a summary of warrant activity during the nine months ended September 30, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding - December 31, 2022	3,908,276	$5.42	3.5	$2,020
Issued	1,666,666	1.88	—	—
Exercised	(11,638)	2.75	—	—
Expired	(410,907)	—	—	—
Outstanding and Exercisable – September 30, 2023	5,152,397	$4.71	3.6	$458

During the nine months ended September 30, 2023, 11,638 warrants were exercised, of which 5,817 were exercised in the form of a cashless exercise utilizing 4,346 warrants which resulted in the net issuance of 1,471 common shares. The remaining 5,821 warrants were exercised for cash for approximately $16,000.

NOTE 5 – STOCK-BASED COMPENSATION
In 2015, the Company’s Board of Directors approved the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The 2015 Plan provides for the grant of stock options and RSU’s to purchase common stock of which 1,636,362 were authorized by the board of which 974,454 are outstanding. The 2015 Plan was terminated upon shareholder approval of the 2022 Equity Incentive Plan (“2022 Equity Plan”) whereby no new awards can be issued under the 2015 Plan.

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

At the July 7, 2023, Annual Shareholders’ Meeting, the proposal to amend the 2022 Equity Incentive Plan to increase the number of authorized shares from 1,900,000 shares to 5,900,000 shares was approved.

The 2022 Equity Plan includes a provision to add-back any cancelled options from the 2015 Plan up to 1,372,816 shares. As of September 30, 2023, there are 252,856 shares from the 2015 Plan that are included in the 1,983,571 shares available for issuance under the 2022 Equity Plan.
The Company received proceeds of $0.1 million and $0.2 million from the exercise of stock options for the three and nine months ended September 30, 2023, respectively and a de minimis amount during the three and nine months ended September 30, 2022.

STOCK OPTIONS
The following is a summary of stock option activity during the nine months ended September 30, 2023:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Outstanding – December 31, 2022	2,196,798	$1.76	8.7	$6,770
Options granted	3,229,400	2.80
Options exercised	(180,072)	1.19
Options cancelled	(288,001)	2.48

Outstanding – September 30, 2023	4,958,125	2.43	9.1	1,406
Exercisable – September 30, 2023	1,035,138	$1.71	7.4	$972
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the nine months ended September 30, 2023 and 2022, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Nine Months ended September 30,
	2023	2022
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	110.23% - 110.64%	107.25% - 110.98%
Expected term (in years)	5.85 - 6.07	5.62 - 5.94
Risk-free rate	3.54% - 3.95%	1.47% - 3.10%
Expected dividend yield	$—	$—
Weighted average grant date fair value per share	$1.75 - $3.38	$1.08 - $1.75

RESTRICTED STOCK UNITS

The following is a summary of RSU’s awards activity:

	Nine months ended September 30, 2023
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	253,970	$1.47
Shares granted	222,881	3.11
Shares vested	(255,220)	1.46
Non-vested	221,631	$3.12

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
General and administration
Stock Options	$589,500	$148,100	$1,352,100	$445,500
RSU's	153,000	100,200	323,000	134,800
Total general and administration	742,500	248,300	1,675,100	580,300
Research and development
Stock Options	173,600	89,500	336,100	179,900
RSU's	10,200	13,600	10,200	13,600
Total research and development	183,800	103,100	346,300	193,500
Total	$926,300	$351,400	$2,021,400	$773,800

As of September 30, 2023, total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $7.8 million and $0.53 million, respectively, which is expected to be recognized over a weighted-average period of 2.60 years and 1.27 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which an executive of the Company has significant influence. The Company incurred accounting fees from this firm of approximately $5,000 and $15,000 during the three and nine months ended September 30, 2023, respectively and approximately $5,000 and $16,000 during the three and nine months ended September 30, 2022, respectively. The Company had balances due to this firm amounting to approximately $2,000 as of September 30, 2023 and December 31, 2022.

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

For the three and nine months ended September 30, 2023 and 2022, rent expense was approximately $4,000 and $12,000, respectively for each period.

Professional Services Agreement

In March 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc (“TRT”) a co-development company, which was followed by several amendments.

The Company currently has one open committed project totaling $1.7 million. As of September 30, 2023 the Company has a remaining commitment of $0.6 million.

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

Overview

We are a medical technology company primarily focusing on developing and commercializing higher resolution ambulatory Electrocardiogram (“ECG”) solutions that enable the detection and monitoring of cardiac disease outside a healthcare facility setting. Our ability to develop higher resolution ECG solutions is achieved through the development of our proprietary and patented Vector Electrocardiography (“VECG”) technology platform. Our VECG technology is capable of developing three-dimensional (3D) images of cardiac electrical activity by displaying the spatial locations of ECG waveforms and has demonstrated in early studies to deliver diagnostic capability equal or superior to traditional hospital-based ECG systems.

Our aim is to deliver ambulatory cardiac health monitoring technologies that can be used for patients anywhere, especially where critical cardiac care decisions need to be made on a more timely basis. Our products (hereinafter “Product” or “Products”) require Food and Drug Administration (“FDA”) clearance and have not been cleared for marketing.

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our telehealth Product (“HeartBeam AIMIGoTM”) to address the rapidly growing field of ambulatory cardiac health monitoring. HeartBeam AIMIGo is comprised of a credit card sized ECG device and powerful cloud-based diagnostic expert software systems. We believe that we are uniquely positioned to play a central role in remote monitoring of high-risk coronary artery disease patients, as initial studies have shown that our ischemia detection system may be more accurate than existing ambulatory cardiac health monitoring solutions.

To date, we have developed a working prototype for HeartBeam AIMIGo. We recently filed a 510(k) submission for our HeartBeam AIMIGo device with the FDA. Following the FDA clearance of the AIMIGo device, we plan to file a submission for the software algorithms that synthesize a 12L ECG from the HeartBeam AIMIGo device. The result of these two 510(k) submissions, once cleared by the FDA, will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review.

The custom software and hardware of our Products are classified as Class II medical devices by the FDA, running on an FDA registered Class I software platform. Premarket review and clearance by the FDA for Class II devices is generally accomplished through the 510(k) premarket notification process or De Novo process. Given the proposed intended use of our device, the 510(k) submission would require clinical data to support FDA clearance.

HeartBeam has eleven issued U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,701,049, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972, U.S. 11,234,658 and U.S. 11,793,444), and eight pending U.S applications. Three of the pending applications have been published, the remaining five pending cases are unpublished. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands and United Kingdom and twelve pending applications in Canada, China, the European Union, Japan and Australia. HeartBeam has two pending Patent Cooperation Treaty applications. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

As of September 30, 2023, we had 13 employees. We intend to hire or engage additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

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

Other Transactions and Events:

ATM Program

On February 10, 2023, we entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners as placement agent pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an initial aggregate offering price of up to $13.0 million in at-the-market offerings (“ATM”) sales. The issuance and sale of these placement shares are made under the Sales Agreement pursuant to our effective “shelf” registration statement on Form S-3 (Registration No. 333-269520). There were 0 and 6,184 shares issued under the ATM during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023 there was approximately $11.0 million available for issuance under the ATM following the use of the shelf registration on Form S-3 for the Agreements and the ATM during the period.

Results of operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$2,114	$2,048	$66	3%	$6,417	$5,256	$1,161	22%
Research and development	1,623	1,562	61	4%	4,788	4,036	752	19%
Total operating expenses	3,737	3,610	127	4%	11,205	9,292	1,913	21%

Loss from operations	(3,737)	(3,610)	$(127)	4%	(11,205)	(9,292)	(1,913)	21%

Interest income (expense)	267	28	$239	854%	445	39	406	1,041%

Other Income	—	3	$(3)	(100)%	—	3	$(3)	(100)%

Income tax provision	—	—	—	—%	—	—	—	—%

Net loss	$(3,470)	$(3,579)	$109	(3)%	$(10,760)	$(9,250)	$(1,507)	16%

Summary of Statements of Operations for the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022:

General and administrative expenses during the three and nine months ended September 30, 2023, were $2.1 million and $6.4 million, respectively, representing an increase of $0.07 million, or 3%, and $1.2 million, or 22%, when compared to the same periods in 2022.

The change in general and administrative expense during the three months ended September 30, 2023 compared to September 30, 2022 is immaterial. There was an increase in general and administrative expense during the three months ended September 30, 2023, primarily related to non-cash stock-based compensation expense amounting to $0.5 million associated with additional awards granted since September 30, 2022, primarily offset by costs associated with our commercial team during the quarter ended September 30, 2022, and lower investor relation costs incurred in this quarter compared to the prior period.

The $1.2 million increase in general and administrative expense during the nine months ended September 30, 2023, is primarily related to non-cash stock-based compensation expense associated with additional awards granted since September 30, 2022 and costs associated with transitioning our commercial team.

Research and development expenses (“R&D”) are primarily from internally developed software and our credit-card sized collection device. R&D expenses were $1.6 million and $4.8 million for the three and nine months ended September 30, 2023, respectively, representing an increase of $0.06 million, or 4%, and an increase of $0.8 million, or 19%, respectively, when compared to the same periods in 2022.

The change in research and development expense during the three months ended September 30, 2023 compared to September 30, 2022 is immaterial. There was an increase in research and development expense during the three months ended September 30, 2023, primarily related to non-cash stock-based compensation expense of $0.1 million primarily offset by our spending decrease in consulting services provided by an outside service provider in relation to developing the initial AIMIGo platform during the prior period.

The $0.8 million in research and development expense during the nine months ended September 30, 2023, is primarily due to the increase in headcount, when compared to September 30, 2022.

Interest income during the three and nine months ended September 30, 2023, and 2022 is related to interest earned on our investments. The increase is primarily related to our increased cash balance coupled with higher interest rates following the May 2023 $26.5 million financing.

Liquidity and Capital Resources

Our cash requirements are and will continue to be dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go to market strategies.

As of September 30, 2023, we had approximately $19.2 million in cash and cash equivalents, an increase of $15.6 million from $3.6 million as of December 31, 2022.

During the nine months ended September 30, 2023, we raised $24.8 million from the sale of securities.

Our cash is as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$19,184	$3,594

Cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(9,235)	$(6,993)
Net cash used in investing activities	(144)	—
Net cash provided by financing activities	24,994	350

Operating Activities:

Net cash used by our operating activities of $9.2 million during the nine months ended September 30, 2023, is primarily due to our net loss of $10.8 million less $2.0 million in non-cash expenses and $0.4 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $7.0 million during the nine months ended September 30, 2022, is primarily due to our net loss of $9.3 million less $0.8 million in non-cash expenses and $1.5 million of net changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities during the nine months ended September 30, 2023, of $0.1 million, is primarily due to purchase of property and equipment.

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2023, of $24.9 million, is primarily from the issuance of common stock.

Net cash provided by financing activities during the nine month ended September 30, 2022, of $0.3 million, is primarily from the issuance of common stock.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of September 30, 2023, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

During the third quarter of 2023, we have undertaken specific remediation actions to address the material weaknesses in our financial reporting. We are establishing more robust processes related to the review of complex accounting transactions, the preparation of account reconciliations and the review of journal entries. These remediation actions included hiring a Controller in July 2023, who has extensive experience in developing and implementing internal controls and executing plans to remediate control deficiencies. We will continue to assess the weaknesses as this individual progress through our onboarding process and as we continue to implement and refine control policies and procedures.

Changes in Internal Control

Although, we have hired personnel with sufficient GAAP experience to address the material weaknesses, there has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015 (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed September 7, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed September 9, 2021)
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021 (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 filed October 4, 2021)
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K filed November 17, 2022)
31.1	Certification of Chief Executive Officer, dated November 14, 2023, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, dated November 14, 2023, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard Brounstein
	Name:	Richard Brounstein
	Title:	Chief Financial Officer
Dated: November 14, 2023		(Principal Financial and Accounting Officer)