Form 10-K
period 2023-12-31
HeartBeam, Inc.
filed 2024-03-20
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, there were 25,990,516 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding, of these, 21,352,087 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $51,458,385 as of June 30, 2023, based on the closing price of $2.41 for the registrant’s common stock on June 30, 2023.
As of March 19, 2024, there was 26,329,032 shares of the registrant’s common stock issued and outstanding.

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

NOTE REGARDING COMPANY REFERENCES
Throughout this Annual Report on Form 10-K, “HeartBeam,” the “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

Part I
Item 1. Business

Overview

We are a medical technology company focused on transforming cardiac care through the power of personalized insights. Our aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. Our ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of our proprietary and patented Vector Electrocardiography (“VECG”) technology platform. Our VECG technology is capable of capturing three-dimensional (“3D”) vector images of the heart’s electrical activity and synthesizing a 12-Lead (“12L”) ECG from these signals. In early studies, our approach demonstrated equal or superior diagnostic capability than traditional hospital-based 12L ECG systems.

Our products (hereinafter “Product” or “Products”) require Food and Drug Administration (“FDA”) clearance and have not been cleared for marketing.

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our initial Product (“HeartBeam AIMIGoTM” or “AIMIGo™”), to address the rapidly growing ambulatory cardiac monitoring market. HeartBeam AIMIGo is comprised of a credit-card sized electrocardiogram device, a patient application, a physician portal and powerful cloud-based algorithms. We intend to show that our easy-to-use device (without external electrodes) provides signals equivalent to a standard 12L device, and therefore will have a number of applications for ambulatory use. We believe that we are uniquely positioned to play a central role in ambulatory cardiac monitoring including high-risk coronary artery disease patients. Initial studies have shown that our ischemia detection system may be more accurate than existing ambulatory monitoring solutions. Coronary artery disease (“CAD”) patients are at increased risk for a heart attack or Myocardial Infarction (“MI”).

HeartBeam AIMIGo device in ready position (left) and the front view(right)

To date, we have developed working prototypes for HeartBeam AIMIGo and we have submitted the Product for FDA 510(k) clearance. To date, we have developed working prototypes for HeartBeam AIMIGo and we have submitted the Product for FDA 510(k) clearance. As more fully discussed in the Products and Technology section below, we have received questions from the FDA and are working through the stages of the FDA clearance process.

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

HeartBeam has 13 issued and allowed U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,701,049, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972, U.S. 11,234,658, U.S. 11,793,444, U.S. 11,877,853, and allowed U.S. patent application no. 18/068,481), and nine pending U.S applications. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands and United Kingdom and fourteen pending applications in Canada, China, the European Union, Japan, South Korea and Australia. HeartBeam has two pending Patent Cooperation Treaty applications. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

Market Overview

Chronic diseases are the number one burden on the healthcare system, driving up costs each year, and cardiovascular illnesses are one of the top contributors. Regulators, payors, and providers are focused on earlier diagnosis and improved management of these conditions to drive better outcomes at lower cost. One way to accomplish this is through the use of Connected Medical Devices – solutions that use technology to provide healthcare services remotely and aim to reduce healthcare expenditures while allowing patients to engage with clinicians and better self-manage their care. The Connected Medical Device Market size is estimated at $66 billion in 2024, and is expected to reach $133 billion by 2029, growing at a compounded annual growth (“CAGR”) of 15% during the forecast period (2024-2029).

Cardiovascular disease is the most expensive disease to manage and is estimated to be responsible for one in every eight healthcare dollars spent in the US, projected to cost the US healthcare system $1 trillion by 2035. As cardiovascular disease is the leading cause of death worldwide, early detection, diagnosis, and management of chronic cardiac conditions are necessary to relieve the increasing burden on the healthcare system. Diagnostic tests such as ECGs are used to detect, diagnose, and track numerous cardiovascular conditions. The market for cardiac monitoring technologies, such as Holter monitors, patch-based cardiac monitoring technologies, and any other ECG-based technology used for clinical diagnosis is projected to reach approximately $18 billion by 2030, a CAGR of approximately 8%.

With advances in mobile communications, diagnostic monitoring of cardiac conditions is increasingly occurring outside the hospital. Global sales of Patient Monitoring Devices in 2021 were $42 billion. With a CAGR of approximately 11% from 2022 to 2032, the market is projected to reach a valuation of $125 billion by 2032. The adoption of such technology was greatly accelerated by the COVID-19 pandemic.

We believe we will be able to show that our easy-to-use device (without external electrodes) provides signals that can provide a 12L ECG representation like the gold-standard and therefore will have a number of applications for ambulatory use. Our initial Product, HeartBeam AIMIGo, will allow physicians to evaluate the full range of cardiac conditions that they currently assess with a standard 12L ECG. Currently we believe there are no products on the market that are portable, easy to use, and always with the patient to provide physicians and patients with timely and highly accurate information about all heart conditions that could be detected with a 12L ECG, including potential ischemic events. In the US, someone has a heart attack every 40 seconds. We believe a tool that is always with the patient and decreases time to intervention would have a significant effect on saving lives and healthcare dollars. We believe our technology will address this problem by providing a convenient, cost-effective cardiac monitoring solution, including software and hardware for physicians and their patients.

In the US, mobile cardiac tests are primarily conducted through outsourced Independent Diagnostic Testing Facilities (“IDTFs”) or as part of an telehealth system. Reimbursement rates vary depending on the use case and generally are based on the value a technology offers to patients and healthcare providers. Actual reimbursed pricing is set by the Centers for Medicare & Medicaid Services (“CMS”). Reimbursement rates for private insurers typically provide for similar or higher reimbursement rates when compared to those set by the government for Medicare and Medicaid. Direct pay is an alternative for a product such as AIMIGo while data is being gathered.

Products and Technology

The foundation of our novel technology is the concept of VECG, a technology that has long been seen as superior to ECG in detecting MIs but is no longer used clinically because of the difficulty experienced by physicians interpreting the output. We solved the crucial problem of recording three orthogonal (x, y and z) projections of the heart vector with a device that is sized like a credit card. The thickness of our credit card-sized ECG signal collection device is about 1/8 inch (4 mm), and it weighs about 1 ounce (28 grams). The core technology consists of a series of patented inventions and associated algorithms. In addition to using VECG to get a more complete 3D characterization of cardiac activity, we use the concept of a baseline. We measure the change in cardiac parameters between an asymptomatic (baseline) recording and the symptomatic recording. It is personalized for every patient as every patient has a unique baseline. Our increase in diagnostic performance in detecting MIs, when compared to a panel of cardiologists, is attributed to a richer cardiac information set offered by VECG and the fact that our algorithms compare the patient’s personalized baseline and symptomatic recordings in the 3D space of VECG.

This novel technology has resulted in our initial Product, AIMIGo. Our AIMIGo ECG collection device is the size of a credit card and records cardiac signals with integrated electrodes rather than wires or self-adhesive electrodes. Unlike a standard 12L ECG machine that records signals in empirically determined locations on a human body, our approach is focused on recording three projections of the heart vector. The successful recording of the projections of the heart vector enables the synthesis, via a patented method, of a 12L signal set and internal algorithmic diagnostic work in the space of 3D heart vectors.

There are obvious ease-of-use advantages when comparing our credit card-sized device to the current 12L ECG machine. The small form factor of our device makes it portable and can be used by a patient at home or elsewhere. The device can be self-applied versus requiring a trained professional to apply. In addition, there are diagnostic performance advantages, including, based on our initial study, increased accuracy in diagnosing MIs. The collected data is sent to a physician to assess the patient’s ECG in the context of the patient’s baseline ECG, symptoms, and history.

Our HeartBeam AIMIGo system is initially expected to be a prescription-only cardiac monitoring system intended for individuals with known or suspected heart disease, including various arrhythmias and CAD. It helps physicians in choosing the best course of action for their patients who experience chest pain or other cardiac symptoms outside of a medical facility. HeartBeam AIMIGo will bring a medical grade ECG to patients and will enable them to receive a plan of action from a physician in a timely manner. At the time of onboarding, patients record a baseline 30-second ECG using our device. When a patient experiences symptoms, such as irregular heartbeats or chest pain, the patient simply opens the smartphone application and places the credit card sized device against the chest to collect signals. These signals are processed by cloud-based algorithms and converted to a synthesized 12L that is sent to the on-call physician, overlayed with the patient’s synthesized baseline ECG recording. In addition, the patient provides input on their symptoms that is sent, along with the ECG data, to the cloud for interpretation by a physician. From start to finish, the process takes just a few minutes.

The HeartBeam AIMIGo system consists of a number of capabilities that will be introduced over time. These are:

1.A credit card sized ECG collection device. The device captures cardiac signals that represent x, y and z projections of the heart vector and transmits them via Bluetooth connection to a smartphone. It is always with the patient given its small form factor. It is easy to use as all that is required of the patient is that the device be pressed against the chest.

2.A smartphone application that receives the ECG signals from the HeartBeam signal collection device. The application has several functions: guiding the patient through the signal collection, asking about symptoms, displaying the status of the data collection including real time signal quality check, and notifying the patient of the plan of action as determined by a physician. In addition, the application will contain HIPAA-compliant video conferencing or text capabilities for the healthcare provider to communicate directly with the patient.

3.A cloud-based software system that serves four basic functions: (1) Performing a final check of the ECG signal quality, (2) Synthesizing a 12L ECG from the three measured vector leads, (3) Creating a diagnostic suggestion based on 3D VECG interpretation, risk factors and symptoms and (4) Preparing a summary report for the physician. These software functions will be introduced to the HeartBeam AIMIGo product in a sequential manner. To facilitate a more accurate physician interpretation of the data, the software overlays the patient’s synthesized baseline 12L ECG waveform on the synthesized 12L ECG waveform from the current reading. To ensure high signal quality, the system checks for noise levels in the recorded signals. Those signals that can be effectively filtered are accepted and those that have a noise level above an empirically established threshold are rejected. If a recorded signal is rejected, the user is asked to repeat the recording.

4.A web-based physician portal capable of displaying the following relevant information for the physician to analyze: diagnostic suggestion, patient history, symptoms, baseline and current, synthesized 12L ECG, and recorded 3 vector leads. Our physician portal assists physicians with their diagnostic interpretation by providing both the baseline 12L synthesized ECG and the 12L synthesized ECG that is under evaluation.

5.A dedicated ECG monitoring and reading team of medical professionals to offer 24/7/365 services in order to provide a recommended course of action to patients based on the ECG signals, symptoms, and patient history. The patient will have the option of having a consult with a medical professional. This capability will be developed in-house or outsourced through a contracted third-party organization.

The market release of our Product will be in multiple versions.

The Initial Product will include a 3D VECG credit card-sized device that records the “X, Y, Z” cardiac activity as 3 leads and displays the signals for clinician review. The system also includes a patient application, a physician portal, and wireless communications among the elements. We anticipate this to be the first patient-friendly, portable VECG device to be cleared by the FDA and this will be a major milestone for the company. In addition, this clearance will provide the regulatory foundation for subsequent products in our product portfolio. An FDA 510(k) application was submitted in the 2nd quarter of 2023. The review remains active with FDA, as we have successfully passed the acceptance of the filing and have completed the initial, substantive review phase with questions and requests from FDA. As we continue to navigate the progress towards clearance, we have taken advantage of all available regulatory tools and opportunities to work interactively with FDA, gaining valuable official communication and feedback on our proposed response approach, including testing protocols. We have conducted this agreed upon testing to address FDA's open questions and are in the process of preparing our official responses. Once submitted, FDA will complete their review. We currently anticipate clearance by the end of Q2 2024.

Following the clearance of the Initial Product, we will be working to obtain a second 510(k) clearance. This clearance will be focused on the ability to offer to the physician a pair of baseline and symptomatic 12L ECGs, both synthesized from 3D VECG signals (X, Y, Z) recorded by the HeartBeam AIMIGo device. This approach leverages recently issued patents for a personalized system for synthesizing 12L ECG waveforms. The 510(k) application is planned to be submitted to FDA by Q3 2024. A key part of this submission will be a pivotal study demonstrating the similarity between the synthesized 12L output from AIMIGo and a simultaneously recorded standard 12L ECG. We have held two Pre-submission meetings with FDA on the 12L synthesis submission. These meetings have been focused primarily on the performance goals of our clinical study. Based on feedback from FDA and our clinical experts, we have designed our clinical study, “Clinical Validation of AIMIGo 12 Lead ECG Synthesis Software for Arrhythmia Detection: A Prospective Multicenter Pivotal Study,” (the “VALID-ECG Study”).

On March 13, 2024, we enrolled the first patient in the VALID-ECG study. The VALID-ECG study is a prospective single-arm multicenter trial designed with the goal to validate the AIMIGo 12L ECG Synthesis Software by comparing its results with those of a standard FDA-cleared 12L ECG using both quantitative and qualitative assessment methodologies. We plan to enroll a total of approximately 198 patients presenting to an outpatient cardiology clinic or arrhythmia center for symptoms suggestive of cardiac arrhythmia or for routine checkup of previously diagnosed arrhythmia. The study is expected to include up to 5 sites. The primary objective is to demonstrate the equivalence of ECG waveforms between AIMIGo Synthesized 12L ECG and Standard 12L ECG, recorded simultaneously in each subject, by assessing intervals and amplitudes. In addition, we have completed an 70 patient pilot study, which mirrors the pivotal study. We anticipate to complete enrollment in the VALID-ECG study in Q2 2024 and submit the second 510(k) application by Q3 2024. We continue to anticipate that our limited launch of AIMIGo will occur by the end of 2024.

Future versions of the Product may include AI algorithms that automatically classify the 3-lead VECG signals, and identify common arrhythmias as well as normal sinus rhythm. Other potential enhancements include our proprietary ECG interpretation MI algorithms and our overall MI diagnostic suggestion.

Market Opportunity

ECGs are key diagnostic tests utilized in the diagnosis and monitoring of cardiovascular disease, the number one cause of death worldwide. According to the American Heart Association, there were approximately 130 million adults living with cardiovascular disease and approximately 20 million adults with diagnosed CAD in the US. The prevalence of these cardiac conditions and thus the market size is increasing, due to an aging population and lifestyle choices.

Every 40 seconds someone in the US has a heart attack, or MI. Unfortunately, there is no way for patients at home to distinguish if the symptoms they are experiencing are due to an MI, or some other more benign condition such as indigestion. As a result, patients often ignore symptoms and delay seeking care, which leads to worse outcomes and increased mortality. Shortening that time from symptoms to the door of a medical facility would reduce complications and save lives. On the other hand, many patients who go to the ED with chest pain are not experiencing an MI. Chest pain is the second most common reason for an ED visit in patients over 45, yet fewer than 20% of chest pain ED visits result in a diagnosis of a life-threatening condition. These unnecessary ED visits lead to well over $10 billion in unnecessary healthcare expenditures.

Most ECGs are conducted in a healthcare facility setting using a 12L ECG machine, the gold standard. ECGs taken outside of healthcare facilities are expected to grow more quickly than in-hospital ECGs. Monitoring cardiac patients outside of a hospital is a fast-growing trend, as it is less expensive and provides a better patient experience. However, while ambulatory cardiac monitoring devices are often much easier for patients to use, they have fewer leads than the gold standard and therefore cannot offer as comprehensive a picture of cardiac health.

While a standard 12L ECG readout is of great medical value, it is simply impractical to have a standard 12L machine next to patients when they experience symptoms outside the clinical setting, since recording the event requires attaching multiple electrodes to the patient’s body with professional assistance. While existing technologies use predominantly single lead ECG devices to monitor arrhythmias, these technologies do not provide information to the physician on the presence of life-threatening conditions such as acute coronary syndrome (ACS) including MIs, also known as heart attacks.

We believe our technology addresses these market needs and has several key attributes that make it a good fit for these patients. Our Product can be used anywhere when symptoms occur and offers the potential for lifelong patient usage. The device is practically always near the patient and ready to be used for recording a cardiac event. It enables real-time transmission of the 3D VECG signals and a synthesized 12L ECG. We believe physicians will typically prescribe our solution to chronic cardiovascular patients for long term monitoring, thereby enabling prolonged data collection and delivering a more complete picture for diagnosis. This will also enable the use of artificial intelligence (AI) on our future database that will have a unique set of longitudinal VECG signals and synthesized 12L ECGs.

As we believe our VECG platform demonstrates 12L equivalence and clinical & cost-effectiveness advantages, coupled with a patent protected technology, we believe this might open multiple licensing and/or partnering opportunities with players in the ECG, cardiac monitoring patch and smart watch verticals.

Market Strategy

Our goal is to establish our Products as key solutions for cardiology practices. Our efforts to enter the market involve establishing clinical evidence and demonstrating the cost-effectiveness of adopting our Products. The initial geographic market for HeartBeam AIMIGo is the US.

We believe that both HeartBeam AIMIGo Products will be subject to the US FDA’s 510(k) review process. An FDA 510(k) application for the initial Product was submitted in Q2 2023.

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

Our initial targets for HeartBeam AIMIGo are market segments that see value in an easy-to-use device that can generate synthesized 12L ECG recordings. These will be segments in which payment for the device will be outside of the established reimbursement system. These target segments may include concierge practices, hospital-at-home segment and use in clinical trials. As we establish data on the clinical efficacy and cost-effectiveness of HeartBeam AIMIGo, we will target at-risk cardiology practices, including high-risk patients being discharged from hospitals after experiencing an MI.

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

We will explore other business models. For example, hospitals face CMS penalties if their 30-day readmission rates for patients who are discharged after an MI exceed certain thresholds. These CMS penalties are levied on all hospital CMS payments, so the impact can be significant. Our Product can be a tool to help hospitals manage these patients after discharge. We will explore models in which hospitals pay for the device and for the initial 30 days of service. In addition, we will explore models for value-based care, in which the use of Product reduces overall costs.

We are currently speaking with hospitals in large healthcare systems to educate them about our first two Products. These are sophisticated customers, and we plan to use technical presentations, peer-reviewed clinical data, and demonstration projects to achieve penetration of this market. We plan to continue to utilize the expertise of our medical advisory board, conduct clinical trials with leading cardiologists to increase the body of evidence, and establish reference sites among these customers.

We expect our value proposition will be progressively increased as we gradually add additional functionality to our monitoring solutions and drive down the cost by increasing scale and automation. We expect our HeartBeam AIMIGo device to incorporate internally developed algorithms with the capabilities of detecting heart conditions that can be detected via a standard 12L ECG device. Additionally, as we collect rich longitudinal data sets from our patients, we expect to train AI and ML algorithms that could potentially have predictive capabilities regarding different heart conditions. Over time and with scale we expect our costs to decrease and provide more and better services to our patients by improving our capabilities.

We plan to establish a direct sales network with relationships and experience selling to our target markets.

Clinical Data

A landmark clinical study on the HeartBeam technology was published in the August 2023 issue of the journal JACC: Advances. The publication, “Coronary Artery Occlusion Detection Using 3-Lead ECG System Suitable for Credit Card-Size Personal Device Integration” demonstrated that HeartBeam’s VECG technology detects the presence of a coronary occlusion, the cause of heart attacks, with the same accuracy as a standard 12L ECG.

Both 12L ECG and VECG signals were recorded in patients undergoing percutaneous coronary intervention. Readings were taken before and after a 90 second balloon inflation that occluded the artery, a surrogate for a heart attack. Automated computer analysis of the ST segment of the 12L ECG and VECG was performed. In addition, a panel of three cardiologists analyzed the 12L ECGs.

The study showed that the automated analysis of the VECG and 12L ECG signals had similar performance in determining whether the artery was occluded. Also in the study, the human interpretation of the 12L ECGs had significant intra- and inter-observer variability, which does not occur with automated readings.

Both the 12L ECGs and the VECG readings were analyzed in two ways: a “spot” reading, when only a single recording was considered, and a “comparative” reading when a separate “normal baseline” recording was available for comparison. The presence of the “normal baseline” recording, a novel feature that is integral to HeartBeam’s VECG technology, dramatically improved the accuracy of interpretation, increasing the Area Under the Curve (AUC), a standard measure of diagnostic performance, from 0.72 to 0.95. This is particularly important since physicians who are analyzing 12L ECGs often do not have access to a normal baseline, implying that the HeartBeam system could outperform this approach.

In addition, HeartBeam has had data on its deep learning algorithm accepted for presentation at two prestigious Electrophysiology conferences: the European Heart Rhythm Society, to be held in Berlin, Germany in April 2024 and the Heart Rhythm Society, to be held in Boston MA in May 2024.

Competition

The cardiac monitoring and detection market is characterized by rapid technological change and strong competition. There are numerous companies developing technologies that are competitive, in a broad sense, to our products, and many of these companies have significantly greater resources than HeartBeam.

In the category of ambulatory cardiac monitors — devices that are intended to be used outside of a health facility setting — there are two major segments: consumer devices and devices prescribed for ACS.

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

•Google Inc, a public company located in Mountain View, CA, produces the Pixel 2 smartwatch and ECG app. The Pixel 2 watch is a single lead ECG with two electrodes that contact the fingers and is intended to detect some common cardiac arrhythmias, such as Atrial Fibrillation.

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

•SHL Telemedicine Ltd., is based in Tel Aviv, Israel and is publicly traded. It produces Smartheart, a 12L ECG indicated for patient use at home. Smartheart Pro is larger and more complex than our telehealth solution, requiring the placement of an electrode belt, two underarm electrodes and a waist electrode, and moistening the areas before use. Most patients would find this technology impractical to be carried with them at all times because of the large size and complex lead attachment procedure.

Intellectual Property

We believe our intellectual property (“IP”) protects our innovations, and our goal is to become a leader in the ambulatory VECG sector. For some aspects of our proprietary technology, we rely on trade secret protection. It is our view that the combination of these two methods of IP protection maximizes our chances for success.

HeartBeam has 13 issued and allowed U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,701,049, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972, U.S. 11,234,658, U.S. 11,793,444, U.S. 11,877,853, and allowed U.S. patent application no. 18/068,481), and nine pending U.S applications. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands and United Kingdom and fourteen pending applications in Canada, China, the European Union, Japan, South Korea and Australia. HeartBeam has two pending Patent Cooperation Treaty applications. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

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

The following table sets forth a brief description of issued and pending patents, including their respective titles:

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (US)	15/096,159 US 10,433,744	Issued	Sep 15, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	15/632,155 US 10,117,592	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/092,152 US 11,877,853	Issued	Jun 2, 2037	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/202,299 US 11,071,490	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (CN)	201680030550.5	Published	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (DE)	16777474.4 DE 602016073016.2	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (FR)	16777474.4 FR 3280326	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (GB)	16777474.4 GB 3280326	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (NL)	16777474.4 NL 3280326	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (EU)	22174820.5	Pending	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (EU)	198948150	Pending	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.

Utility (US)	17/296,669 US 11,701,049	Issued	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.
Utility (US)	18,324,111	Pending	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.
Utility (US)	17/443,456 US 11,793,444	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Adhesive patch methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/570,368 US 11,419,538	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Adhesive patch methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	18/363685	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Adhesive patch methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/609,014	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.

Utility (AU)	2020275409	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (CA)	3137669	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (EU)	208063123	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (JP)	2021568329	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (EU)	2189294203	Pending	Nov 12, 2041	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE WITH HYBRID ELECTRODE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (EU)	18/252803	Pending	Nov 12, 2041	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE WITH HYBRID ELECTRODE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (CA)	3204059	Pending	Jan 4, 2042	AMBULATORY ELECTROCARDIOGRAM PATCH DEVICES AND METHODS
				Cardiac monitoring patch devices (e.g., an ECG patch for 12-lead detection) for remote detection and/or diagnosis of cardiac events (e.g., acute myocardial infarction).

Utility (CN)	2022800141214	Pending	Jan 4, 2042	AMBULATORY ELECTROCARDIOGRAM PATCH DEVICES AND METHODS
Cardiac monitoring patch devices (e.g., an ECG patch for 12-lead detection) for remote detection and/or diagnosis of cardiac events (e.g., acute myocardial infarction).
Utility (EP)	227348299	Pending	Jan 4, 2042	AMBULATORY ELECTROCARDIOGRAM PATCH DEVICES AND METHODS
Cardiac monitoring patch devices (e.g., an ECG patch for 12-lead detection) for remote detection and/or diagnosis of cardiac events (e.g., acute myocardial infarction).
Utility (JP)	202340687	Pending	Jan 4, 2042	AMBULATORY ELECTROCARDIOGRAM PATCH DEVICES AND METHODS
Cardiac monitoring patch devices (e.g., an ECG patch for 12-lead detection) for remote detection and/or diagnosis of cardiac events (e.g., acute myocardial infarction).
Utility (US)	18260318	Pending	Jan 4, 2042	AMBULATORY ELECTROCARDIOGRAM PATCH DEVICES AND METHODS
Cardiac monitoring patch devices (e.g., an ECG patch for 12-lead detection) for remote detection and/or diagnosis of cardiac events (e.g., acute myocardial infarction).
Utility (US)	17/494,806 US 11,445,963	Issued	Oct 5, 2041	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12L ECG dataset from 3-lead ECG data.
Utility (US)	17/948099	Pending	Oct 5, 2041	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (PCT)	PCTUS2022 077601	Pending	May 5, 2024	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (US)	17/726,497 US 11,529,085	Issued	Apr 21, 2042	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM
Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.
Utility (US)	18/068481	Allowed	Apr 21, 2042	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM
Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.
Utility (PCT)	PCT/US2023 065918	Published	Oct 5, 2041	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM
Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.
Utility (US)	16/362,527 US 10,980,433	Issued	Oct 12, 2038	HEALTH MONITORING AND GUIDANCE Methods, systems and software for the determination of stress states utilizing PPG sensors.
Utility (US)	16/368,568 US 11,412,972	Issued	Apr 19, 2040	DETECTION OF ATRIAL FIBRILLATION Methods and software for determining atrial fibrillation utilizing PPG sensors.

Utility (US)	16/368,571 US 11,234,658	Issued	Apr 5, 2039	PHOTOPLETHYSMOGRAM DATA ANALYSIS AND PRESENTATION Methods, systems and software for the creation of ECG-type waveforms from PPG sensor data.
Utility (US)	17/887160	Published	Mar 28, 2038	DETECTION OF ATRIAL FIBRILLATION Methods and software for determining atrial fibrillation utilizing PPG sensors.
Utility (US)	18/516,793	Pending	Mar 28, 2039	HEARTBEAT DETECTION Wearable devices to detect PPG data for detection of heartrate.
Utility (EP)	EP 19724961.8	Published	Mar 28, 2039	PHOTOPLETHYSMOGRAM DATA ANALYSIS AND PRESENTATION Methods, systems and software for the creation of ECG-type waveforms from PPG sensor data.
Utility (KR)	KR 10-2020-7031103	Published	Mar 28, 2039	PHOTOPLETHYSMOGRAM DATA ANALYSIS AND PRESENTATION Methods, systems and software for the creation of ECG-type waveforms from PPG sensor data.
Utility (US)	18/595,410	Pending	Mar, 4, 2044	METHODS AND APPARATUSES FOR ELECTROMYOGRAPHY NOISE ELIMINATION FROM ELECTROCARDIOGRAM SIGNALS BY ITERATIVE REGENERATION
Methods and systems, including software, for reducing or eliminating noise from ECG signals.
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

Research and Development

In our quest to redefine the landscape of digital health through our innovative, user-friendly ambulatory VECG solutions, our primary objective remains steadfast: to deliver high medical value through products that are always with the patient, assisting physicians in monitoring and diagnosing cardiac disease in patients. We believe that our success in developing initial products, underscored by our emphasis on user-friendly solutions, will set a solid foundation for our future endeavors.

We believe that our R&D team, primarily based in the US and Belgrade, Serbia, is a testament to our commitment to excellence and innovation and is comprised of seven employees on December 31, 2023, plus consultants, with expertise in the following:

•Healthcare IT platform development, biomedical engineering, electrical engineering with expertise in machine learning, signal processing and ECG analysis from the medical device industry, as well as specialties in wireless communication,
•Of note, we have seven Physicists and Electrical Engineers (all Ph.D. E.E. or Ph.D. Physics) credited with our key inventions and patents.

In 2024, we plan to expand our team with several additional product development engineers.

Looking ahead, we anticipate further enhancing our efforts in harnessing signal processing and artificial intelligence (AI) to broaden our diagnostic solutions across a spectrum of cardiac conditions.

Our core technology, the heart vector VECG approach, is a platform technology that we believe is poised to revolutionize diagnostic solutions for cardiovascular patients. Potential applications include a VECG-based, synthesized 12L capable patch ECG monitor, offering significant diagnostic advantages through its 12L capability over existing single-lead ECG patch products. This innovation aims to provide standard of care 12L ECG capabilities in a form factor like current single-lead ECG patches, which we believe addresses a critical gap in the market.

A further potential application is a synthesized 12L ECG smartwatch-based monitor, designed for the detection of heart attacks and complex cardiac arrhythmias. The plan for this monitor is to eliminate the need for dedicated ECG devices, offering synthesized 12L ECG capabilities directly from a smartwatch, thereby enabling the detection of heart attacks and complex arrhythmias with unprecedented convenience and efficiency.

Both the patch and smartwatch-based monitor technologies are covered by patents that we believe provide us a strong position to expand beyond the current AIMIGo platform.

Our newly formed AI team, comprising industry leading experts, developed a roadmap for AI-based tool development. These tools will combine state of the art AI models and techniques applied to our unique and data rich set of VECG signals. Initial AI development results indicate potential to significantly enhance ambulatory diagnostic capabilities over what is currently available. It is expected that AI development efforts quickly become one of the major R&D efforts.

As we continue to advance our synthesized 12L VECG technology, evidenced by our recently issued and allowed patents with potentially disruptive market impacts, our initial telehealth product will leverage rule-based algorithms, including signal processing and ECG synthesis. Concurrently, we are developing AI-based arrhythmia and ischemia detection algorithms to become the cornerstone of our commercialized systems.

To further amplify the impact of our R&D efforts and ensure sustained leadership in digital health innovation, we are looking at several strategic enhancements:

1.Expand Cross-Disciplinary Collaborations: Forge deeper partnerships with academia, technology leaders, and healthcare institutions to access new research, diversify our expertise, and explore novel applications of our technology.
2.Embrace Agile Development: Integrate agile methodologies into our R&D processes, enhancing our adaptability and responsiveness to emerging technologies and market demands.
3.Strengthen Data Analytics and AI Integration: We plan to invest in advanced data analytics and AI to refine our diagnostic algorithms and tailor our solutions to meet specific clinical needs, driving forward personalized medicine in cardiac care.
4.Foster Talent and Innovation Culture: By continuing to attract and develop top-tier talent, nurturing a culture of innovation and continuous learning that aligns with the latest advancements in technology and healthcare.
5.Prioritize Intellectual Property and Regulatory Strategy: We believe we are able to accelerate our efforts in expanding our intellectual property portfolio, engaging with regulatory bodies early in the development process to ensure our solutions meet the highest standards of safety and efficacy.

By embracing these strategic enhancements, we are not only committed to advancing the full potential inherent in our VECG technology, but we believe we are also poised to make significant strides in transforming cardiovascular diagnostics and patient care.

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

Depending on the classification of the device, before HeartBeam can commercially distribute medical devices in the United States, it must obtain, either prior 510(k) Notification clearance, 510(k), De-Novo granting or premarket approval (“PMA”), from the FDA unless a respective exemption applies to the device under review by the FDA

The FDA classifies medical devices into one of three classes based on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure the device’s safety and effectiveness:

•Class I medical devices, which are low risk and subject to only general controls (e.g., registration and listing, medical device labeling compliance, MDRs, Quality System Regulations, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements;
•Class II medical devices, which are moderate risk and generally require 510(k) Notification premarket clearance or De Novo granting before they may be commercially marketed in the United States as well as general controls and potentially special controls like performance standards or specific labeling requirements; and

•Class III medical devices, which are devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device. Class III medical devices generally require the submission and approval of a PMA supported by clinical trial data.

The custom software and hardware of our products, we believe, are classified as Class II. Class II medical devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k). As part of the 510(k), the FDA may have required the following

•Development of comprehensive product description and indications for use;
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

Given successful completion of all required testing, a detailed 510(k) premarket notification or De Novo request will be submitted to the FDA requesting clearance, or granted, to market the product. This notification will include all relevant data from pertinent preclinical and clinical trials, together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation.

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

We are applying for 510(k) clearance for the AIMIGo system. To obtain 510(k) clearance, a company must submit a notification to the FDA demonstrating that its proposed device is substantially equivalent to a predicate device (i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device). The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted but also can take significantly longer. If the FDA determines that the device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a PMA. Once the information is submitted, there is no guarantee that the FDA will grant a company 510(k) clearance for its pipeline products, and failure to obtain the necessary clearances for its products would adversely affect its ability to grow its business. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce its business prospects.

Devices that cannot be cleared through the 510(k)-process due to lack of a predicate device but would be considered low or moderate risk may be eligible for the De Novo process. In 1997, the Food and Drug Administration Modernization Act (“FDAMA”) added the de novo classification pathway now codified in section 513(f)(2) of the FD&C Act. This law established an alternate pathway to classify new devices into Class I or II that had automatically been placed in Class III after receiving a Not Substantially Equivalent (“NSE”), determination in response to a 510(k) submission. Through this regulatory process, a sponsor who receives an NSE determination may, within 30 days of receipt, request FDA to make a risk-based classification of the device through what is called a “de novo request.” In 2012, section 513(f)(2) of the FD&C Act was amended by section 607 of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), to provide a second option for de novo classification. Under this second pathway, a sponsor who determines that there is no legally marketed device upon which to base a determination of substantial equivalence can submit a de novo request to FDA without first submitting a 510(k).

If a company receives a Not Substantially Equivalent determination in response to a 510(k) submission, the device may still be eligible for the 510(k) de novo classification process.

Devices that cannot be cleared through the 510(k) or De Novo classification process require the submission of a PMA. The PMA process is much more time consuming and demanding than the 510(k)-notification process. A PMA must be supported by extensive data, including but not limited to data obtained from preclinical and/or clinical studies and data relating to manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. After a PMA application is submitted, the FDA’s in-depth review of the information generally takes between one and three years and may take significantly longer.

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

Based on all available data and opinions from our well qualified external consultants who specialize in FDA submissions, we believe that both our initial products and the follow-on products qualify for the 510(k)-clearance path or De Novo granting paths.

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

Preparations for Design for Manufacturing

To date, our efforts have been primarily concentrated on the research and development of our initial HeartBeam AIMIGo device. We have successfully developed fully functional versions of the product which have passed design control processes, including all necessary verification and validation testing, to ensure compliance with safety standards such as IEC 60601. Documentation for these pre-production units has been submitted as part of our 510(k) regulatory filing with the FDA, seeking market clearance. In preparation for commercial production, we have proactively designed and procured the production tooling required to facilitate the future commercialization of our product.

Our manufacturing strategy is designed to be scalable. Initially, for the HeartBeam AIMIGo devices, we are collaborating with Evolve Manufacturing Technologies, a contract medical device manufacturing firm. Evolve offers comprehensive contract manufacturing services for the medical device and life sciences sectors. As we progress towards more automated manufacturing operations, we intend to implement specialized tooling (e.g., high-integrity molds, automated tools, and processes) and establish a formal manufacturing agreement with Evolve. This partnership will capitalize on Evolve's manufacturing and packaging expertise to support the commercial launch of the HeartBeam AIMIGo device. Evolve employs Design for Excellence (DFX) methodologies, and its quality management processes are closely integrated with those of Triple Ring Technologies, Inc. (TRT), a US-based medical device and design engineering firm with which we are currently collaborating. This collaboration between Evolve and TRT should facilitate a seamless design transfer process and provide comprehensive turnkey contract manufacturing solutions, including first article builds, prototypes, and low-to-medium volume commercial units.
As we advance, we will explore partnerships with other manufacturers, both domestically and internationally, to accommodate our needs for high-volume and/or sub-assembly manufacturing.

Employees

As of December 31, 2023, we had 15 full-time employees. We have budgeted to hire additional full-time employees (including additional consultants or independent contractors) in the near future to execute our growth plans. We consider our employee relations to be good.

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

As described in Note 2 of our accompanying audited financial statements, our auditors have issued a going concern opinion on our December 31, 2023 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our current development plans and our operating requirements and us having suffered recurring losses from operations and having a net capital deficiency. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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
We believe that companies have been increasingly subject to a wide variety of security incidents, cyberattacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against. Several key areas of our business depend on the use of information technologies, including production, manufacturing, marketing, and logistics, as well as clinical and regulatory matters. We also utilize systems that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including personal information. Despite our efforts to prevent such behavior, third parties may nonetheless attempt to hack into our systems and obtain data relating to our pre-clinical studies, clinical trials, patients using our VCG technology and our telehealth ECG collection device or other information relating to us or our business. If we fail to maintain or protect our information systems and data integrity effectively, we could have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences and reputational damages. While we have invested in the protection of data and information technology, there can be no assurance that our efforts or those of our third-party collaborators, if any, or manufacturers, to implement adequate security and quality measures for data processing would be sufficient to protect against data deterioration or loss in the event of a system malfunction, or to prevent data from being stolen or corrupted in the event of a security breach. Any such loss or breach could harm our business, operating results, and financial condition. For a discussion of our management of cybersecurity risks, see Item 1C, "Cybersecurity-Risk Management" and "-Governance."

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) lack of formal risk assessment under COSO framework (ii) policies and procedures which are not adequately documented, (iii) lack of proper approval processes, review processes and documentation for such reviews, (iv) insufficient GAAP experience regarding complex transactions and reporting and (v) insufficient number of staff to maintain optimal segregation of duties and levels of oversight.

Starting in third quarter of 2023, we have undertaken specific remediation actions to address the material weaknesses in our financial reporting. We are establishing more robust processes related to the review of complex accounting transactions, the preparation of account reconciliations and the review of journal entries. These remediation actions included hiring a Controller in July 2023, who we believe has extensive experience in developing and implementing internal controls and executing plans to remediate control deficiencies. We will be required to expend time and resources to further improve our internal controls over financial reporting. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

Escalating global trade tensions, the Russia and Ukraine war, the Israel-Hamas war, the adoption or expansion of tariffs and trade restrictions and economic disruption and uncertainty resulting therefrom could negatively impact us.

The Russia and Ukraine war and Israel-Hamas war could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations and could adversely affect our business and/or our supply chain, business partners or customers in other countries beyond Russia and Ukraine. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. It is not possible to predict the broader consequences of this conflict, which could include sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers. More specifically, while it is difficult to anticipate the impact the sanctions announced to date may have on our Research and Development team is largely based in Belgrade, Serbia any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, such as restrictions on energy supplies from Russia to countries in the region, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.

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

Our business and operations, and the operations of our suppliers and customers, have been, and may in the future be adversely affected by epidemics, pandemics or other public health crises such as the COVID-19 pandemic outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The COVID-19 pandemic and governments’ measures taken in response had a significant adverse impact, both direct and indirect, on our business and on the broader economy. We may in the future experience, weakened demand from certain customers as a result of a public health crisis, which could adversely affect our revenues. For example, healthcare providers have, at times, deferred elective medical procedures in order to focus on combating the COVID-19 pandemic, which significantly reduced demand for certain of our medical products.

We also faced difficulty sourcing some materials and components necessary to fulfill our developmental requirements due to suppliers’ capacity constraints and shipping and transportation disruptions during the COVID-19 pandemic. These disruptions adversely affected our ability to meet our schedules. If we are not able to mitigate similar disruptions effectively in future epidemics, pandemics or other public health crisis, our ability to manufacture our products or meet our customers’ schedules would be adversely affected, possibly materially, and our business could be harmed. In addition, efforts to find alternate sources of supply may increase our costs or lower the quality of our product, which could negatively affect our profitability, financial condition and business.

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

We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on smaller reporting company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plans and other equity securities could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell Common Stock or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock. Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. Initially, the aggregate number of shares of our Common Stock that may be issued pursuant to stock awards under our 2022 Equity Incentive Plan (“2022 Plan”) is 1,900,000 shares, increased to 5,900,000 shares at the last shareholders’ meeting. As of December 31, 2023, there are 849,171 shares available for issuance under the 2022 Plan. The number of shares available for issuance under the 2022 Plan will be increased on the first day of each fiscal year beginning with the 2023 fiscal year by five percent (5%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year as defined in the Plan. Further increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity Risk Management

In the ordinary course of our business, we use, store, and process data including data of our employees, partners, collaborators, and vendors. We also have implemented advanced data protection measures, including encryption, data masking, and secure data storage solutions, to protect patient data and other sensitive information from unauthorized access or disclosure. We are in the process of implementing a cybersecurity risk management program that is evolving to identify, assess, and manage cybersecurity risks associated with our digital healthcare technologies and operations. This encompasses continuously enhancing our safeguarding measures for proprietary ECG telemedicine technology, cloud-based software, and sensitive health data from cyber threats, ensuring compliance with relevant healthcare and data protection regulations, and actively maintaining the integrity, availability, and confidentiality of patient and company information.

Our cybersecurity risk management program includes a number of components, such as ongoing information security program assessments and continuous monitoring of critical risks from cybersecurity threats using automated tools. We leverage a combination of internal and external resources to continuously update our intelligence about emerging cybersecurity threats. This includes subscribing to threat intelligence feeds, participating in industry-specific security forums, and collaborating with cybersecurity organizations. We also employ state-of-the-art automated security systems that are regularly updated to recognize and respond to the latest cybersecurity threats. Automated alerts notify our security team of potential threats in real-time, enabling rapid assessment and response. Additionally, we have implemented an employee education program that is regularly updated to raise awareness of cybersecurity threats, including phishing awareness, secure password practices, and the proper handling of sensitive information. This training is included during the employee onboarding process and is revisited periodically. As part of our cybersecurity risk management program, we maintain processes to assess and review the cybersecurity practices of third-party vendors on an ongoing basis. Prior to engaging third-party vendors, all vendors are subjected to rigorous security assessments before engagement and are regularly re-assessed, and, as appropriate, include cybersecurity requirements in contracts. We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Although our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, we have, from time to time, experienced threats to and security incidents related to our data and systems, including phishing attacks. For more information on our cybersecurity related risks, see “Risk Factors-We rely significantly on information technology and any failure, inadequacy, or security lapse of that technology, including any cybersecurity incidents, could harm us.”

Governance

Under the ultimate direction of our chief executive officer (CEO), our executive management team, including our President, Chief Technology Officer (CTO), Director of Platform IT and Chief Information Security Officer (CISO), and Vice President of Regulatory Affairs, along with oversight from our Audit Committee of the Board of Directors, is tasked with the continuous assessment, operation, and management of our cybersecurity threat management program. Our CTO leads the ongoing development of the Company's cybersecurity program, oversees the implementation of cybersecurity measures, and manages the response to cybersecurity incidents. The Director of Platform IT and CISO meets periodically with our Vice President of Regulatory Affairs to discuss the evolving cybersecurity landscape and our cybersecurity risk management program, including providing updates regarding the sources and nature of critical risks we face and how the IT department assesses those risks, including the likelihood of such risks, the severity of impact, and the progress on vulnerability remediation.

Our Director of Platform IT and CISO regularly consults with other members of our information technology department, and with third parties with expertise in cybersecurity, to develop strategies to assess, address and align our continuous cybersecurity efforts with our business objectives and operational requirements. The Director of Platform IT and CISO role is currently held by an individual who has over 12 years of experience with information security and business systems, including digital infrastructure and cybersecurity.

As part of our Board of Directors’, or Board’s, enterprise risk management program, our Board has responsibility for oversight of cybersecurity risk management. Our Board has delegated to our Audit Committee oversight of our cybersecurity risk management program, including oversight of information security and cybersecurity threats and related compliance and disclosure requirements. On a quarterly basis, our finance team provides an update to our Audit Committee regarding our cybersecurity risk management program, including as relates to critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. The Audit Committee periodically reports on cybersecurity risk management to the full Board of Directors.

Item 2. Properties

Our headquarters are located at 2118 Walsh Avenue, Suite 210, Santa Clara, CA 95050 which we lease pursuant to a monthly lease agreement entered into in May 2019 by our Chief Executive Officer Branislav Vajdic. The terms of the lease are month to month and either party can terminate with one months notice. We terminated this lease effective on January 11, 2024, and entered into a new lease in name of the Company with the same landlord. The new lease commenced on February 1, 2024, for initial period of 3 years

We believe that the facilities described above are suitable and adequate for our present purposes and needs in the near future.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on the NASDAQ Capital Market under the symbols “BEAT” and “BEATW”, respectively. The closing price of our common stock and warrants on the Nasdaq Capital Market on March 19, 2024 was $2.31 and $0.20 respectively.

Use of Proceeds

Not Applicable

Holders of Record

As of March 19, 2024, there were approximately 84 holders of record of our common stock. As our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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
•On May 2, 2023, we issued 1,666,666 placement agent warrants to purchase shares of Common Stock sold in the offering, with an exercise price of $1.875 per share and are exercisable for five years from the date of issuance.

These issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities during the year ended December 31, 2023.

Equity Compensation Plan Information

On August 12, 2015 we adopted the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), the 2015 Plan provided for the grant of stock options and RSUs to purchase common stock of which 1,636,362 were authorized by the board, of these 970,704 are outstanding as of December 31, 2023. At the Annual Stockholder meeting held on June 15, 2022 the 2015 Plan was terminated upon stockholder approval of the 2022 Equity Incentive Plan (“2022 Plan”) whereby no new awards can be issued under the 2015 Plan. Initially, the aggregate number of shares of our Common Stock that may be issued pursuant to stock awards under our 2022 Plan is 1,900,000 shares and increased to 5,900,000 at the 2023 annual shareholders’ meeting. As of December 31, 2023, there are 849,171 shares available for issuance under the 2022 Plan. The number of shares available for issuance under the 2022 Plan will be increased on the first day of each fiscal year beginning with the 2023 fiscal year by five percent (5%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year as defined in the Plan.

The principal provisions of our equity compensation plan is summarized below.

Administration

The plan generally is administered by our Board of Directors. The Board of Directors will have authority to establish rules and regulations for the proper administration of our equity incentive plan, to select the employees, directors and consultants to whom awards are granted, and to set the date of grant, the type of award and the other terms and conditions of the awards, consistent with the terms of the 2022 Plan.

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

Overview

We are a medical technology company focused on transforming cardiac care through the power of personalized insights. Our aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. Our ability to develop higher resolution ECG solutions is achieved through the development of our proprietary and patented VECG technology platform. Our VECG technology is capable of capturing 3D vector images of the heart’s electrical activity and synthesizing a 12L ECG from these signals. In early studies, our approach demonstrated equal or superior diagnostic capability than traditional hospital-based 12L ECG systems.

Our Products require FDA clearance and have not been cleared for marketing.

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our telehealth Product, HeartBeam AIMIGo, to address the rapidly growing field of ambulatory cardiac health monitoring. HeartBeam AIMIGo is comprised of a credit card sized electrocardiogram device, a patient application, a physician portal, and powerful cloud-based algorithms. We believe that we are uniquely positioned to play a central role in ambulatory cardiac monitoring including high-risk coronary artery disease patients, because the initial studies have shown that our ischemia detection system may be more accurate than existing ambulatory monitoring solutions. CAD patients are at increased risk for a heart attack or MI.

To date, we have developed a working prototype for HeartBeam AIMIGo and have filed a 510(k) submission with the FDA. This submission is for the initial Product, a device which is a 3 lead X, Y, Z vector VECG. We expect this to be the first patient-held VECG device to be cleared by the FDA and this will be a major milestone for the company. Following the FDA clearance of the AIMIGo device, we plan to file a submission for the software algorithms that synthesize a 12L ECG from the HeartBeam AIMIGo device. The result of these two 510(k) submissions, once cleared by the FDA, will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review.

We have had productive discussions with the FDA on both products. On the first submission, we are in the substantive review phase of answering questions posed by the FDA. We have clarified the information requested in meetings with FDA representatives and are in the process of preparing our official responses. We currently anticipate clearance by the end of Q2 2024.

In addition, we have held two Pre-submission meetings with FDA on the 12L synthesis submission. These meetings have been focused primarily on the performance goals of our clinical study that is designed to demonstrate the similarity between our synthesized 12L signal and the output of a standard 12L ECG. Based on feedback from FDA and our clinical experts, we have designed our clinical study, “Clinical Validation of AIMIGo 12 Lead ECG Synthesis Software for Arrhythmia Detection: A Prospective Multicenter Pivotal Study,” (the “VALID-ECG Study”).

On March 13, 2024, we enrolled the first patient in the VALID-ECG study. The VALID-ECG study is a prospective single-arm multicenter trial designed with the goal to validate the AIMIGo 12L ECG Synthesis Software by comparing its results with those of a standard FDA-cleared 12L ECG using both quantitative and qualitative assessment methodologies. We plan to enroll a total of approximately198 patients presenting to an outpatient cardiology clinic or arrhythmia center for symptoms suggestive of cardiac arrhythmia or for routine checkup of previously diagnosed arrhythmia. The study is expected to include up to 5 sites. The primary objective is to demonstrate the equivalence of ECG waveforms between AIMIGo Synthesized 12L ECG and Standard 12L ECG, recorded simultaneously in each subject, by assessing intervals and amplitudes.

We expect to complete enrollment in the VALID-ECG study in Q2 2024 and submit the second 510(k) application by Q3 2024. We continue to anticipate that our limited launch of AIMIGo will occur by the end of 2024.

In 2023, we withdrew the FDA application of our AIMI Product, which is a software-only product designed for use in hospitals. We are exclusively focusing on the large market of ambulatory cardiac monitoring,

We also have an active AI program underway. Our AI team includes 5 PhDs. The leadership has deep AI expertise, including prior positions at Apple, Microsoft and Google. We have acquired approximately one million 12L ECGs from various sources, a key element in our fast-paced AI development efforts.

We have developed initial deep learning algorithms, focused on the ability to detect various cardiac arrhythmias. HeartBeam has had data on its deep learning algorithm accepted for presentation at two prestigious Electrophysiology conferences: the European Heart Rhythm Association, to be held in Berlin, Germany in April 2024 and the Heart Rhythm Society, to be held in Boston MA in May 2024. We believe that, when combined with our Products, HeartBeam’s AI will provide additional value to patients and physicians in a number of ways, including:

•Providing automated classification of cardiac conditions, including common arrhythmias;
•The potential to further enhance user experience and simplify the onboarding process, and
•In the longer run, we believe that applying deep learning algorithms on top of the rich VECG data, especially with the longitudinal dataset from patients taking repeated readings, may result in unsurpassed predictive and diagnostic capabilities.

The custom software and hardware of our Products are classified as Class II medical devices by the FDA, running on an FDA registered Class I software platform. Premarket review and clearance by the FDA for Class II devices is generally accomplished through the 510(k) premarket notification process or De Novo process. Given the proposed intended use of our device, the 510(k) submission is expected to require clinical data to support FDA clearance.

A landmark clinical study on the HeartBeam technology was published in the August 2023 issue of the journal JACC: Advances. The publication, “Coronary Artery Occlusion Detection Using 3-Lead ECG System Suitable for Credit Card-Size Personal Device Integration” demonstrated that HeartBeam’s VECG technology detects the presence of a coronary occlusion, the cause of heart attacks, with the same accuracy as a standard 12L ECG.

The study showed that the automated analysis of the VECG and 12L ECG signals had similar performance in determining whether a coronary artery was occluded. Also in the study, the human interpretation of the 12L ECGs had significant intra- and inter-observer variability, which does not occur with automated readings. The study also showed that the presence of the “normal baseline” recording, a novel feature that is integral to HeartBeam’s VECG technology, dramatically improved the accuracy of interpretation, increasing the Area Under the Curve (“AUC”), a standard measure of diagnostic performance, from 0.72 to 0.95. This is particularly important since physicians who are analyzing 12L ECGs often do not have access to a normal baseline, implying that the HeartBeam system could outperform this approach.

The study was a collaboration of Harvard Medical School Faculty at Beth Israel Deaconess Medical Center in Boston, Massachusetts, and Clinical Center of Serbia in Belgrade.

HeartBeam has 13 issued and allowed U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,701,049, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972, U.S. 11,234,658, U.S. 11,793,444, U.S. 11,877,853, and allowed U.S. patent application no. 18/068,481), and nine pending U.S applications. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands and United Kingdom and fourteen pending applications in Canada, China, the European Union, Japan, South Korea and Australia. HeartBeam has two pending Patent Cooperation Treaty applications. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

As of December 31, 2023, we had 15 employees. We intend to hire or engage additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Significant Developments during 2023 and early 2024

Appointment of President

In January 2023, our Board of Directors appointed Robert P. Eno as President of the Company effective as of January 18, 2023.

Appointment of Board of Directors

We increased the size of our Board of Directors (the “Board”) this year to eight, adding individuals that broadened the scope and experience of our then 5-person Board.

On June 5, 2023, the Board appointed Mark Strome and Ken Nelson as directors of the Company.

•Mr. Strome combines over 40 years of experience in the investment management and securities industry. Mark is the Founder, Chief Investment Officer, and Chairman at Strome Investment Management, L.P. and Strome Group, Inc. Mark earned a Bachelor of Science in Engineering from Old Dominion University and Master of Science in Economics from the University of California at Berkeley.

•Mr. Nelson is a 20-year digital health, medical device, and remote patient monitoring executive and innovator. Over the past 10 years, Ken has led commercial efforts for disruptive technologies in the digital health, wearables, and cardiac remote patient monitoring industries for 3 of the top 4 market share players in cardiac digital health and remote patient monitoring. Ken earned a Bachelor of Arts in Economics from Vanderbilt University and is a graduate of Phillips Exeter Academy.

On July 24, 2023, the Board appointed Dr. Michael R. Jaff as a director of the Company. Dr. Jaff is currently Chief Medical Officer and Vice President of Clinical Affairs, Technology, and Innovation of the Peripheral Interventions division at Boston Scientific Corporation. Dr. Jaff received a B.S. from Dickinson College, a D.O. from Kirksville College of

Osteopathic Medicine, a Business degree from Harvard Business School and an honorary Doctorate of Arts from Harvard Medical School.

Appointment of Additional Senior Management Team members

•On August 8, 2023, we announced the appointment of Deborah Castillo, PhD, as Vice President of Regulatory Affairs. Ms. Castillo is an experienced biomedical engineer with extensive knowledge of and background at the FDA, EU, and Health Canada regulations. She has held various roles at the FDA, including overseeing 510(k) submissions encompassing a wide-range of cardiovascular devices.

•On September 26, 2023, we announced the appointment of Richa Gujarati as Senior Vice President, Product, and Pooja Chatterjee as Vice President, Clinical. Ms. Gujarati has over 13 years of experience collecting market-level insights and translating them into business needs, driving overall product portfolio and go-to-market strategy. Previously at Apple, as Head of Health Products, Apple Watch, she built and launched applications in the wearable sensor space. Ms. Chatterjee brings over 15 years of extensive clinical leadership experience in the medical device industry and was responsible for multiple FDA approvals in medical technologies including heart failure and cardiac rhythm management. Additionally, while at Abbott Medical Devices her role included focus on obtaining peer reviewed publications in key journals.

Expanded the Scientific Advisory Board

On November 9, 2023, we announced the expansion of our Scientific Advisory Board (SAB) to include several leading cardiologists. The SAB is led by Peter J. Fitzgerald, MD, PhD, the company’s Chief Medical Officer and C. Michael Gibson, MD. The newly announced members of the HeartBeam SAB are:

•Charles L. Brown III, MD, CEO of the Piedmont Healthcare Physician Enterprise.
•Tony Das, MD, a nationally recognized board-certified interventional cardiology specialist, leader, and educator in the field of cardiovascular diseases.
•Robert Harrington, MD, Dean of Weill Cornell Medicine, and provost for medical affairs of Cornell University.
•Campbell Rogers, MD, Executive Vice President and Chief Medical Officer at HeartFlow, Inc.
•Niraj Varma, MD, Ph.D., Professor of Medicine, and consultant electrophysiologist at the Cleveland Clinic.

Retirement of Chief Financial Officer

On December 29, 2023, Richard Brounstein, informed the Company of his plans to retire from his position as Chief Financial Officer effective as of February 1, 2024. Mr. Brounstein has been an important member of the executive team at HeartBeam since 2015. Mr. Brounstein will provide CFO advisory services as a consultant to the Company to assist with a smooth transition of his former duties.

New Patent Assignments

During 2023, we were granted three U.S. patents:

•We were granted two patents (US 11,877,853 and US 11,701,049) on mobile cardiac monitoring devices and methods for providing automated diagnosis of cardiac issues to patients, by the United States Patent and Trademark Office. These innovations build on our growing intellectual property portfolio enabling ECG diagnostics outside of a medical setting.

•We were also granted a patent (US 11,793,444) on electrocardiogram patch devices and methods by the United States Patent and Trademark Office. This patent further expands our coverage of wearable and patch-based patient monitoring.

•We now have a total of eleven patents issued as of December 31, 2023.

•Subsequently in 2024 we received two additional patents on our core VECG technology. One patent covers apparatuses and methods that facilitate the comparison of cardiac signals over time for the automated or assisted detection of heart attacks, The other covers methods and apparatuses around HeartBeam’s wrist-based ECG system.

At-the-Market Offering

On February 1, 2023, we entered into a sales agreement (the “Sales Agreement”) with AGP pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $13.0 million in at-the-market offerings (“ATM”) sales. At the same time, we filed a prospectus supplement under a shelf registration on Form S-3 relating to the Sales Agreement. The registration statement was declared effective on February 10, 2023. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. Our common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. There have been no sale of shares under the ATM since February 2023, nor under the Form S-3 since May 2023. As of December 31, 2023 there was approximately $11.0 million available for issuance under the ATM.

Note Purchase Agreement and Security Purchase Agreement

On February 28, 2023, we entered into Agreements, each as amended on March 7, 2023, with Maverick. Pursuant to the terms of the Agreements, as amended, we agreed to sell up to $4,000,000 of our common stock at 75% of the average calculated Volume Weighted Average Price (“VWAP”) per share during a Drawdown Pricing Period as defined in the Agreements. We issued a $500,000 Convertible Note to the Investor pursuant to the NPA. On March 9, 2023, the Convertible Note was settled upon the execution of a SPA and related issuance of 0.2 million shares of common stock pursuant to the SPA drawdown notice dated March 7, 2023. These 0.2 million shares of common stock were registered under our registration statement on Form S-3 dated February 10, 2023, and the related prospectus supplement dated March 9, 2023.

Public Offerings under Forms S-1 and S-3

On April 20, 2023, we entered into a Placement Agency Agreement with Public Ventures, LLC to consummate an offering of 16,666,666 shares of Common Stock at an offering price of $1.50 per share, which closed in accordance with the subscription agreement dated May 2, 2023. The Company received $23.2 million in net proceeds from the offering after deducting placement agent discounts and commission and other estimated offering expenses. In addition, the subscription agreement granted 1,666,666 placement agent warrants as part of this transaction.

On May 2, 2023, we completed a Registered Direct Offering of 1,000,000 shares of our common stock at an offering price of $1.50 per share. We received net proceeds of $1.1 million after deducting financial advisory and legal fees as well as other estimated offering expenses.

Results of operations for the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented on our statement of operations data. The year over year comparison of results of operations is not necessarily indicative of results of operations for future periods.

	Years ended December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentages)
Operating expenses:
General and administrative	$8,516	$7,354	$1,162	16%
Research and development	6,798	5,677	1,121	20%
Total operating expenses	15,314	13,031	2,283	18%

Loss from operations	(15,314)	(13,031)	(2,283)	18%

Interest income	675	69	606	878%

Income tax provision	—	—	—	—%

Net loss	$(14,639)	$(12,962)	$(1,677)	13%

Summary of Statements of Operations for the year ended December 31, 2023 compared with the year ended December 31, 2022:

General and administrative expenses (“G&A”) are largely related to personnel and professional services. G&A expense increased $1.2 million or 16% when compared to the same period in 2022. The $1.2 million increase is primarily related to non-cash stock-based compensation expense amounting to $1.6 million associated with additional awards granted since December 31, 2022, primarily offset by costs associated with our commercial team during the year ended December 31, 2022, and lower investor relation costs, marketing costs and legal costs incurred in this year compared to the prior year.

Research and development expenses (“R&D”) are primarily from software development and hardware related to our credit-card sized collection device for HeartBeam AIMIGo. R&D expense increased $1.1 million or 20% when compared with the same period in 2022. The $1.0 million increase is primarily due to non-cash stock-based compensation expense amounting to $0.5 million associated with additional awards granted since December 31, 2022 as well as the increase in headcount and professional services supporting the FDA clearance process, primarily offset by completion of the initial development costs of the AIMIGo platform when compared to December 31, 2022.

Other income is primarily interest income. The increase is primarily related to our increased cash balance coupled with higher interest rates following the $26.5 million financing in May 2023.

Liquidity and Capital Resources

Our cash requirements are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and following FDA clearance of our AIMIGo device, our commercialization go to market strategies.

As of December 31, 2023, we had approximately $16.2 million in cash and cash equivalents, an increase of $12.6 million from $3.6 million as of December 31, 2022.

During the year ended December 31, 2023, we raised $24.8 million is primarily the issuance of common stock from the secondary financing in May 2023.

Based on its current business plan assumptions and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Our cash is as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$16,189	$3,594

Cash flows for the year ended December 31, 2023 and 2022 (in thousands):

	December 31
	2023	2022
Net cash used in operating activities	$(12,093)	$(9,948)
Net cash used in investing activities	(256)	—
Net cash provided by financing activities	24,994	350

Operating Activities:

Net cash used in our operating activities of $12.1 million during the year ended December 31, 2023, is primarily due to our net loss of $14.6 million less $3.2 million in stock-based compensation expense and $0.7 million of net changes from changes in operating assets and liabilities.

Net cash used in our operating activities of $9.9 million during the year ended December 31, 2022, is primarily due to our net loss of $12.9 million less $1.1 million in stock-based compensation expense and $1.9 million from changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities during the year ended December 31, 2023, of $0.3 million, is primarily due to the purchase of property and equipment.

Financing Activities:

During the year ended December 31, 2023, net cash provided by financing activities of $24.9 million, is primarily the issuance of common stock from the secondary financing in May 2023.

During the year ended December 31, 2022, net cash provided by financing activities of $0.3 million, is primarily from the issuance of common stock under the February Stock Purchase Agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the US, (“US GAAP”.) The preparation of these financial statements in accordance with US GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions and the impact of such differences may be material to our financial statements.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.

Stock-based compensation

The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, determined using a Black-Scholes option pricing model for stock options and fair value on the date of grant for non-vested restricted stock, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments. Management has determined the fair value and vesting period of stock-based compensation to be a critical accounting estimate due to certain options containing performance-based vesting condition.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer (our principal executive and accounting officer) after evaluating the effectiveness of disclosure controls and procedures, identified material weaknesses in our internal control over financial reporting. The material weaknesses identified include (i) lack of formal risk assessment under COSO framework (ii) policies and procedures which are not yet adequately documented, (iii) lack of proper approval processes and review processes and documentation for such reviews, (iv) insufficient GAAP experience regarding complex transactions and reporting, and (v) insufficient number of staff to maintain optimal segregation of duties and levels of oversight.

During the second half of 2023, we have undertaken specific remediation actions to address the material weaknesses in our financial reporting. We are establishing more robust processes related to the review of complex accounting transactions, the preparation of account reconciliations and the review of journal entries. These remediation actions included hiring a Controller in July 2023, who has extensive experience in developing and implementing internal controls and executing plans to remediate control deficiencies. We will continue to assess the weaknesses as this individual progress through our onboarding process and as we continue to implement and refine control policies and procedures.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members.

The following table sets forth certain information with respect to the current directors of our Company:

NAME	AGE	POSITION
Richard Ferrari	70	Executive Chairman of the Board of Directors
Branislav Vajdic, PhD	69	Chief Executive Officer, Director
George A. de Urioste	68	Director
Marga Ortigas-Wedekind	62	Director
Willem Elfrink	71	Director
Mark Strome	66	Director
Kenneth Nelson	48	Director
Michael Jaff	65	Director

Richard Ferrari - Executive Chairman of the Board of Directors
Mr. Richard Ferrari, 70, joined our Board in 2019 and was appointed Executive Director of the Board of Directors in June 2021. Mr. Ferrari combines over 40 years of experience in Medical Device Start-ups as CEO, and entrepreneur. Also Mr. Ferrari is co-founder of De Novo Ventures which has $650M under management and has been Managing Director since 2000. Mr. Ferrari has also co-founded 6 more companies, two of which have been successful IPO’s and subsequent acquisitions, CTS one of the companies he co-founded was the fastest start-up to an IPO in the last 22 years in the medical device industry. Mr. Ferrari most recently from 2018 to 2021 was Chairman and CEO of PQ Bypass which was recently acquired by Endologix. Mr. Ferrari sits on the board of Pulmonx, a public company and is the Chairman of the Compensation Committee. Additionally, Mr. Ferrari is Executive Chairman of Tenon Medical, Vice-Chairman of ABS Interventional, Executive Chairman of Medlumics, and holds board positions with several other medical device start-ups. Mr. Ferrari has an undergraduate degree from Ashland University and an MBA from University of South Florida.

We believe that Mr. Ferrari is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

Branislav Vajdic, PhD - Chief Executive Officer and Director
Dr. Branislav Vajdic, 69, Chief Executive Officer and Founder of HeartBeam, Inc, combines over 30 years of experience in technology development and senior management positions. Dr. Vajdic has been deeply involved with the development of HeartBeam’s technology to fit his vision for the Company. Prior to HeartBeam from 2007 to 2010, Dr. Vajdic was CEO and Founder of NewCardio, a publicly traded company in the cardiovascular devices space, from 1984 to 2007, Dr. Vajdic was at Intel, where he held various senior management positions. At Intel, Dr. Vajdic was the designer of first Flash memory and two key inventions that enabled Flash as a product and led engineering groups responsible for Pentium 1 through Pentium 4 designs. Dr. Vajdic was awarded two Intel Achievement Awards, the highest level of award for outstanding contributions to Intel. Dr. Vajdic is author of numerous patents and publications in the fields of cardiovascular devices as well as chip design. Dr. Vajdic holds a PhD degree in Electrical Engineering from the University of Minnesota.

We believe that Dr. Vajdic is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

George A. de Urioste - Director
Mr. de Urioste, 68, combines over 40 years of experience in high technology industry senior management. Previously, Mr. de Urioste has been involved in over 10 companies, holding positions including Board Director, Chief Operating Officer and Chief Financial Officer. Mr. de Urioste was Chief Financial Officer of Remedy Corporation (software) from 1992 to 1998 and led the IPO, Chief Executive Officer of Aeroprise, Inc., from 2000 to 2003 (software), from 2004 to 2006 he was Chief Operating Officer and Chief Financial Officer for Chordiant Software, Inc. (software), interim Chief Operating Officer and Chief Financial Officer for Marvell Technology, Inc. (semiconductors) during 2008, Chief Financial Officer for Pluribus Networks, Inc. (software) 2014 to 2018, Chief Financial Officer for 4iQ, Inc. (software) 2019 to 2020 and interim Chief Financial Officer for Mozilla, Inc. (software). Mr. de Urioste’s Board Director experience includes Audit Committee chairman roles for the following companies: Rainmaker Systems, Inc. (business outsourcing), from 2003 to 2005, Saba Software, Inc. (software) from 2008 to 2010, GCT, Inc. (semiconductors), from 2009 to 2011 Villa Montalvo (performing arts center), from 2011 to 2013, Bridgelux, Inc., from 2011 to 2016 (LED lighting), and Vendavo, Inc., from 2013 to 2014 (software). Mr. de Urioste was also chairman of the Board of Directors for Aeroprise, Inc. from 2000 to 2005 (software). Mr. de Urioste is currently a Board Director at Roambee Corporation (supply chain intelligence software) and Silicon Valley Directors Exchange, (a not-for-profit for Board education events). Mr. de Urioste has an undergraduate degree from University of Southern California and an MBA from University of California at Berkeley. Mr. de Urioste is also a Certified Public Accountant (inactive) in the State of California and is a member of the Latino Corporate Directors Association.

We believe that Mr. de Urioste is qualified to serve on our board of directors because of his experience in leadership and management roles in high technology industries, as well as his experience as a board member including Audit Committee Chairman roles.

Marga Ortigas-Wedekind - Director
Ms. Marga Ortigas-Wedekind, 62, Board member, has over 30 years of experience in health technology senior management. Ms. Ortigas-Wedekind has been Chief Commercial Strategy Officer of Fogarty Innovation, a non-profit educational incubator for early stage medtech companies since December 2019, Executive Vice President of Marketing and Payer Relations for iRhythm Technologies Inc., a publicly-traded digital healthcare company from July 2015 through July 2019, Executive Vice President, Global Marketing and Product Development of Omnicell Inc., a publicly-traded developer of automated medication dispensing and analytics systems where she led the Marketing, International and Engineering departments from 2009 to 2015, Senior Vice President, Marketing, Development, and Clinical Affairs at Xoft, Inc, a developer of disruptive technology to deliver radiation therapy with capital equipment and high-end disposables from 2002 to December 2008. She started her medtech career at Guidant Vascular, now Abbott Vascular. Ms. Ortigas-Wedekind was on the board of Itamar Medical (NASDAQ: ITMR), which provides digitally-enabled systems for sleep apnea management until its sale to Zoll Medical in December 2021, Total Flow Cannula, an early stage company developing a mechanism to improve safety during on-pump open heart surgery and, the Bay Area Cancer Coalition, a non-profit organization that supports those affected by breast or ovarian cancer. Ms. Ortigas-Wedekind is a limited partner and advisory board member for Launchpad Digital Health, a venture fund focused on digital heath technologies and is also an angel investor with Health Tech Capital. Ms. Ortigas-Wedekind has an undergraduate degree from Wellesley College and an MBA from the Stanford Graduate School of Business.

We believe that Ms. Ortigas-Wedekind is qualified to serve on our board of directors because of her experience in leadership and management roles in the field of medicine, as well as her experience as a member in the healthcare industry.

Willem Elfrink - Director
Mr. Willem Elfrink, 71, was Chairman of the Board since our founding and in June 2021 stepped down from this position but remains a Board member. Mr. Elfrink has over 40 years of experience in bringing new technologies to the market. Mr. Elfrink actively contributes to portfolio companies via board participation, strategic marketing, governance and capital structure. Mr. Elfrink is also the Founder and President of WPE Ventures Digitized Solutions, a security and digitization solutions investment firm. Mr. Elfrink joined Cisco in 1997 and was Cisco’s Executive Vice President of Industry Solutions and Chief Globalization Officer from 2000 to 2006 and 2007 to 2015 respectively, where Mr. Elfrink made and contributed to key strategic and operational decisions of the Company. Widely recognized as Cisco’s Corporate Entrepreneur in residence, his global charter was to identify significant technology opportunities. Mr. Elfrink also led an industry initiative — called the Internet of Things World Forum. Before joining Cisco, Mr. Elfrink held management and senior management positions at Olivetti, Xerox, HP, Digital Equipment Corporation and Philips. Mr. Elfrink earned a Bachelor of Engineering degree from the Institute of Technology in Rotterdam, the Netherlands.

We believe that Mr. Elfrink is qualified to serve on our board of directors because of his experience in leadership and management roles in bringing new technologies to the market, as well as his globalization experience.

Mark Strome - Director
Mr. Strome, 66, combines over 40 years of experience in the investment management and securities industry. Mr. Strome is the Founder, Chief Investment Officer, and Chairman at Strome Investment Management, L.P. and Strome Group, Inc. Under his leadership, Mr. Strome’s investment management company has managed private placement hedge fund investments focusing on non-traditional investments including commodities, currencies, bankruptcy reorganizations, and numerous venture capital and private equity investments. Previously, he was a Portfolio Manager at Kayne Anderson. Mr. Strome has also been involved in the founding and incubation of numerous publicly traded companies and several successful private companies. These include Pulse Biosciences, and iWood Studios, a company that creates original content for film and TV. Mr. Strome has been a member of the Board of Directors of multiple companies over the last three decades. Mr. Strome has served as a Director at Endurance Ventures, National Water and Power, Eco-Duro Corporation, NWP Services Corporation and Mobil Satellite Ventures. Mr. Strome serves as Member of Advisory Board at Global Analytics, Inc. Mr. Strome is a Trustee for New Roads School and Big Bear Foundation and serves on the Board of Advisors of John Hopkins Medical Center. Mark earned a Bachelor of Science in Engineering from Old Dominion University and Master of Science in Economics from the University of California at Berkeley.

We believe that Mr. Strome is qualified to serve on our board of directors because of his experience in leadership and management roles, as well as his experience as a member in the healthcare industry.

Kenneth Nelson - Director
Mr. Nelson, 48, is a 20 year digital health, medical device, and remote patient monitoring executive and innovator. Over the past 10 years, Mr. Nelson has led commercial efforts for disruptive technologies in the digital health, wearables, and cardiac remote patient monitoring industries for 3 of the top 4 market share players in cardiac digital health and remote patient monitoring including BioTelemetry as VP of Sales, iRhythm as VP of Sales & Marketing, and Bardy Diagnostics as Chief Commercial Officer. Most recently, he served as Head of Digital Health, Diagnostics, and Monitoring for Biotronik, a leading cardiac digital health and medical device company. Mr. Nelson currently serves as partner in the Medtech Advantage Fund, which has an exclusive partnership with Medtech Innovator, the largest medtech and digital health startup accelerator globally. In addition, he serves as Chairman of the Board for CardiaCare, and is an active board member in a handful of other disruptive cardiac digital health and medtech startups. Mr. Nelson earned a Bachelor of Arts in Economics from Vanderbilt University and is a graduate of Phillips Exeter Academy.

We believe that Mr. Nelson is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

Michael Jaff, MD - Director
Dr. Jaff, age 65, is currently Chief Medical Officer and Vice President of Clinical Affairs, Technology and Innovation of the Peripheral Interventions division at Boston Scientific Corporation. Previously, Dr. Jaff was a professor of medicine at Harvard Medical School and served as President of Newton-Wellesley Hospital. Prior to that, Dr. Jaff was the inaugural Paul and Phyllis Fireman Endowed Chair of Vascular Medicine and Medical Director of the Fireman Vascular Center at the Massachusetts General Hospital. Dr. is a recognized expert in all aspects of vascular medicine and is the founder of VasCore, the Vascular Ultrasound Core Laboratory. Dr. Jaff has published over 300 peer-reviewed publications and 10 textbooks and is the Past-President of the Society for Vascular Medicine. Dr. Jaff received a B.S. from Dickinson College, a D.O. from Kirksville College of Osteopathic Medicine, a Business degree from Harvard Business School and an honorary Doctorate of Arts from Harvard Medical School.

We believe that Mr. Jaff is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

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

Board Diversity Matrix (As of December 31, 2023)
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	7	0	0
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx		1
Native Hawaiian or Pacific Islander
White		6
Two or More Races or Ethnicities	1
LGBTQ
Did Not Disclose Demographic Background

Director Independence

The Board has affirmatively determined that seven of the directors are “independent directors” under NASDAQ Listing Rule 5605(a)(2) and the related rules of the U.S. Securities and Exchange Commission (the “SEC”). In making this determination, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The Company’s independent directors conduct executive sessions at regularly scheduled meetings as required by NASDAQ Listing Rule 5605(b)(2).

Family Relationships

There are no family relationships among any of our directors and executive officers.

Board Leadership Structure

The Board does not have an express policy regarding the separation of the roles of Chief Executive Officer (“CEO”) and Board Chairman, as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Currently, Dr. Branislav Vajdic serves as the Company’s CEO and Richard Ferrari serves as the Chairman of the Board. The Board believes that its current leadership structure best serves the objectives of the Board’s oversight of management; the ability of the Board to carry out its roles and responsibilities on behalf of the stockholders; and the Company’s overall corporate governance. The Board also believes that the current separation of the Chairman and CEO roles allows the CEO to focus his time and energy on operating and managing the Company and leverages the experience and perspectives of the Chairman.

Board Oversight of Risk Management

The full Board has responsibility for general oversight of risks facing the Company. The Board is informed by senior management on areas of risk facing the Company and periodically conducts discussions regarding risk assessment and risk management. The Board believes that evaluating how the executive team manages the various risks confronting the Company is one of its most important areas of oversight. While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. For example, the

Audit Committee reviews and assesses the Company’s processes to manage financial reporting risk and to manage investment, tax, and other financial risks; the Compensation Committee oversees risks relating to the compensation and incentives provided to our executive officers; and the Nominating and Governance Committee oversees risks associated with our overall compliance and corporate governance practices, as well as the independence and composition of our Board. Finally, management periodically reports to the Board or relevant committee, which provides guidance on risk assessment and mitigation. In December 2023 the Board also formed a Commercialization Committee to support the strategy development and implementation of all defined areas of commercialization.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC.

Based solely upon a review of such forms filed electronically with the SEC or written representations that no Form 5s were required, the Company believes that all Section 16(a) filing requirements were timely met during the year ended December 31, 2023, except for Mr. George de Urioste submitted one late Form 4 filing in regards to disclosing initial securities.

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

Director Meeting Attendance

During the year ended December 31, 2023, the Board held four meetings of the full Board, The Board also took action by written consent on eighteen occasions. During the year ended December 31, 2023, each member of the Board attended at least 75% of the aggregate of all meetings of the Board and the meetings of the committees on which he or she served (during the periods for which he or she served).

The Company does not have a written policy requiring directors to attend the annual meeting.

Board Committees

Our board of directors has established an audit committee, a compensation committee, a nominating and governance committee, and a commercialization committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. The charter of each committee is available on our corporate website at https://ir.heartbeam.com/corporate-governance/governance-documents.

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

The Audit Committee will consist of Mr. de Urioste, Ms. Ortigas-Wedekind and Mr. Ferrari. Mr. de Urioste will chair the Audit Committee. We believe the Audit Committee will comply with the applicable requirements of the rules and regulations of the Nasdaq listing rules and the SEC.

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

The Compensation Committee will consist of Mr. Ferrari, Mr. Elfrink, Mr. Strome and Mr. de Urioste, Mr. Ferrari will serve as chairman of the Compensation Committee. The board of directors has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules.

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

The Nominating and Corporate Governance Committee will consist of Ms. Ortigas-Wedekind, Mr. Elfrink and Mr. Nelson. Ms. Ortigas-Wedekind will serve as chairperson. The Company’s board of directors has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

Commercialization Committee
The Commercialization Committee, among other things, will be responsible for:
•advising on the Company’s overall business strategy of bringing products to markets and all aspects of the sales process;
•advising on the Company’s product strategy and roadmap;
•advising on the Company’s target markets and market segmentation;

•advising on cross-functional elements of the Company’s go-to-market effort, including the commercial support functions;
•reviewing, evaluating, and recommending changes to the Company’s Commercialization Committee Charter.

The Commercialization Committee will consist of Mr. Elfrink, Dr; Jaff, Mr. Strome and Mr. Nelson. Mr. Elfrink will serve as chairperson.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Named Executive Officers (“NEOs”) for services rendered in all capacities during the noted periods. The fiscal years ended December 31, 2023 and December 31, 2022 are indicated below:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1,2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Branislav Vajdic, PhD (1)	2023	$428,000	$192,600	$—	$2,630,143	$—	$3,250,743
Chief Executive Officer (2)	2022	$428,000	$203,642	$—	$387,720	$—	$1,019,362
Robert Eno(1)	2023	$345,000	$102,970	$—	$2,086,639	$—	$2,534,609
President and Chief Business Officer	2022	$—	$—	$—	$—	$—	$—
Kenneth Persen(1)	2023	$300,000	$78,780	$—	$1,033,930	$—	$1,412,710
Chief Technology Officer(2)	2022	$125,000	$32,413	$—	$152,800	$—	$310,213

1.Cash bonuses awarded to the Chief Executive Officer, President and Chief Business Officer, Chief Financial Officer and Chief Technology Officer in 2023 were paid early 2024.

2.In 2022 the Board of Directors ratified the Compensation Committee approval of cash bonuses to its Chief Executive Officer, Chief Financial Officer and Chief Technology Officer based on the Company’s achievements of the performance metrics as defined in the bonus plan. The Bonuses were paid in the second quarter of 2023.

3.Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 5 to our December 31, 2023 financial statements. The value of stock awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.

Employment Agreements

We have entered into employment agreements, with Branislav Vajdic, the Company’s Chief Executive Officer, Robert Eno, the Company’s President and Kenneth Persen, the Company’s Chief Technology Officer .

Branislav Vajdic Employment Agreement
On September 10, 2021 we entered into an employment agreement with Dr. Vajdic as its Chief Executive Officer and a member of the board of directors (“2021 Vajdic Agreement”), Dr. Vajdic will receive an annual salary of $325,000, commencing on September 15, 2021. During 2022 the Board of Directors approved an amendment to the 2021 Vajdic Agreement, whereby effective January 1, 2022 Dr. Vajdic’s annual salary increased to $428,000 and he was awarded 359,000 stock options. The stock option will vest as to 25% on the 1-year anniversary of the vesting commencement date, and the remainder will vest monthly thereafter on the same day of the month as the vesting commencement date until fully vested. During 2023 Dr. Vajdic was awarded a total of 1,194,000 options, these stock options vest as follows: Sixty percent (60%) are milestone based vesting on FDA clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) are time based vesting monthly over 48 months. Pursuant to the amended 2021 Vajdic Agreement, Dr. Vajdic will be eligible to receive an annual bonus up to 60% of his annual compensation, subject to adjustment on an annual basis, based on his performance and overall progress of the Company.

Robert Eno Employment Agreement
On January 18, 2023 we entered into an employment agreement with Mr. Eno as its President, Mr. Eno will receive an annual salary of $360,000, commencing on January 18, 2023 and was awarded 240,000 stock options. The stock option will vest as to 25% on the 1-year anniversary of the vesting commencement date, and the remainder will vest monthly thereafter on the same day of the month as the vesting commencement date until fully vested. Additionally, during 2023 Mr. Eno was awarded a total of 536,000 options, these stock options vest as follows: Sixty percent (60%) are milestone based vesting on FDA clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) are time based vesting monthly over 48 months. Mr. Eno will be eligible to receive an annual bonus up to 40% of his annual compensation, subject to adjustment on an annual basis, based upon his performance and overall progress of the Company.

Kenneth Persen Employment Agreement
On August 2, 2022 we entered into an employment agreement with Mr. Persen as its Chief Technology Officer (“2022 Persen Agreement”), Mr. Persen will receive an annual salary of $300,000, commencing on August 2, 2022 and was awarded 80,000 stock options. The stock option will vest as to 25% on the 1-year anniversary of the vesting commencement date, and the remainder will vest monthly thereafter on the same day of the month as the vesting commencement date until fully vested. During 2023 Mr. Persen was awarded a total of 481,000 options, of these stock options, 421,000 will vest as follows: Sixty percent (60%) are milestone based vesting on FDA clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) are time based vesting monthly over 48 months, and the remaining 60,000 will vest as to 25% on the 1-year anniversary of the vesting commencement date, and the remainder will vest monthly thereafter on the same day of the month as the vesting commencement date until fully vested. Mr. Persen will be eligible to receive an annual bonus up to 30% of his annual compensation, subject to adjustment on an annual basis, based upon his performance and overall progress of the Company. Pursuant to the 2022 Persen Agreement, at the Board of Directors meeting held on August 21, 2023, Mr. Persen’s annual eligible bonus was increased to 35% effective January 1, 2023.

2023 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at December 31, 2023:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Equity: Unearned Shares, Units or Other Rights That Have Not Vested (#)	Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Branislav Vajdic, PhD(1)	26,532	769,468	$2.90	08/02/2033	—	$—
(2)	23,219	374,781	$2.08	05/14/2033	—	$—
(3)	172,019	186,981	$1.30	06/14/2032	—	$—
Robert Eno(4)	11,900	345,100	$2.90	08/02/2033	—	$—
(5)	10,444	168,556	$2.08	05/14/2033	—	$—
(6)	—	240,000	$4.47	01/18/2033	—	$—
(7)	4,699	4,301	$4.25	11/12/2031	—	$—
(8)	36,363	—	$0.28	11/01/2030	—	$—
Kenneth Persen(9)	8,400	243,600	$2.90	08/02/2033	—	$—
(10)	9,856	159,144	$2.08	05/14/2033	—	$—
(11)	—	60,000	$2.50	03/21/2033	—	$—
(12)	26,668	53,332	$1.91	09/17/2032	—	$—

1.Dr. Vajdic was awarded 796,000 options on August 2, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.
2.Dr. Vajdic was awarded 398,000 options on May 14, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.
3.Dr. Vajdic was awarded 359,000 options on June 15, 2022, these options are scheduled to vest over 4 years with 25% vesting on January 1, 2023 and the remainder vesting and exercisable monthly thereafter.
4.Mr. Eno was awarded 357,000 options on August 2, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.

5.Mr. Eno was awarded 179,000 options on May 14, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.
6.Mr. Eno was awarded 240,000 options on January 18, 2023, these options are scheduled to vest over 4 years with 25% vesting on January 18, 2024 and the remainder vesting and exercisable monthly thereafter
7.Mr. Eno was awarded 9,000 options on November 12, 2021, these options are scheduled to vest monthly over 4 years from the vesting commencement date.
8.Mr. Eno was awarded 36,363 options on November 1, 2020, these options are scheduled to vest monthly over 4 years from the vesting commencement date.
9.Mr. Persen was awarded 252,000 options on August 2, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.
10.Mr. Persen was awarded 169,000 options on May 14, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.
11.Mr. Persen was awarded 60,000 options on March 21, 2023, these options are scheduled to vest over 4 years with 25% vesting on January 18, 2024 and the remainder vesting and exercisable monthly thereafter.
12.Mr. Persen was awarded 80,000 options on September 17, 2022, these options are scheduled to vest over 4 years with 25% vesting on January 18, 2024 and the remainder vesting and exercisable monthly thereafter.

Options Exercised and Stock Vested

The following table summarizes, with respect to our named executive officers, all options that were exercised on stock that was vested during fiscal 2023:

Name	Option Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Exercise ($)(1)
Branislav Vajdic, PhD	—	$—
Robert Eno	—	$—
Kenneth Persen	—	$—

1.Based on the closing market price of our Common Stock as reported on the NASDAQ Capital Market on December 31, 2023.

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

On June 15, 2022, the Board of Directors approved a plan for the annual cash compensation of directors effective January 1, 2022:

	Board	Audit Committee	Other Committees

Chair	$120,000	$25,000	$15,000
Member	$40,000	$10,000	$10,000

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)	Stock Awards($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total ($)
Richard Ferrari	$138,587	$—	$100,000	$—	$—	$238,587
George de Urioste	$77,500	$—	$75,000	$—	$—	$152,500
Marga Ortigas-Wedekind	$65,000	$—	$75,000	$—	$—	$140,000
Willem Elfrink	$65,639	$—	$75,000	$—	$—	$140,639
Mark Strome	$29,722		$75,000	$—	$—	$104,722
Kenneth Nelson	$27,595		$75,000	$—	$—	$102,595
Michael Jaff(3)	$18,651		$130,000	$—	$—	$148,651

1.Represents director fees paid for nine months period to each of Messrs Ferrari, de Urioste, Elfrink, Strome, Nelson, Jaff and Mmes Ortigas-Wedekind. Fees for three months ended December 31, 2023 is accrued and paid early 2024.
2.The annual RSU grants to Messrs Ferrari, de Urioste, Elfrink, Strome, Nelson and Mmes Ortigas-Wedekind occur at each Annual Stockholder Meeting, vesting in full at the following annual meeting. The dollars convert to shares based on the FMV at the date of grant.
3.The RSU awarded to Dr. Jaff will vest in equal annual installments over three years on the day following the annual shareholders’ meeting in 2024, 2025 and 2026. The dollars convert to shares based on the FMV at the date of grant.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company’s Common Stock, beneficially owned as of December 31, 2023 by:

•each person known to the Company to beneficially own more than 5% of its Common Stock,
•each executive officer, director and director nominee
•all officers, directors and director nominees as a group.

The Company calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date. Shares of the Company’s Common Stock issuable upon exercise of options or warrants or conversion of notes that are exercisable or convertible within 60 days after December 31, 2023 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other stockholder for Percentage of Common Stock Beneficially Owned. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 26,329,032 shares of Common Stock outstanding at December 31, 2023, plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after December 31, 2023. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name	Shares Beneficially Owned	%
Richard Ferrari(1)	291,458	1.10%
Branislav Vajdic. PhD(2)	1,203,019	4.52%
George A. de Urioste(3)	39,671	*
Marga Ortigas-Wedekind(4)	119,496	*

Willem Pieter Elfrink(5)	457,658	1.73%
Mark Strome(6)	3,150,000	11.96%
Kenneth Nelson(7)	70,001	*
Michael Jaff MD(8)	—	*
Richard Brounstein(9)	207,106	*
Robert Eno (10)	137,714	*
Kenneth Persen(11)	55,274	*
All directors and executive officers as a group (11 persons)	5,731,397	21.05%

Public Ventures(12) 9454 Wilshire Blvd., Suite 600 Beverly Hills, CA 90212	2,624,910	9.41%
Andrew Schwartzberg(13) 1135 Rivas Canyon Road Pacific Palisades, CA 90272	1,899,536	7.21%
____________
* Less than 1 percent ownership

1.Includes (i) 65,653 shares acquired from the conversion of 2015 Convertible Notes. (ii) 73,529 shares acquired from the vesting of RSUs and (iii) 152,276 options exercisable within 60 days after December 31, 2023. Does not include 56,814 unvested stock options and 39,948 unvested RSUs.
2.Includes (i) 794,545 shares acquired as founders equity, (ii) 115,559 shares acquired from the conversion of 2015 Convertible Notes, (iii) 256,628 options exercisable within 60 days after December 31, 2023, (iv) 1,287 shares acquired from the exercise of warrants acquired from the short-term loan investment program and (v) 35,000 BEATW exercisable warrants. Does not include 1,296,373 unvested stock options.
3.Includes (i) 12,168 shares acquired from the vesting of RSUs and (ii) 27,503 options exercisable within 60 days after December 31, 2023. Does not include 16,497 unvested stock options and 23,961 unvested RSUs.
4.Includes (i) 9,000 shares and 9,000 BEATW warrants purchased November 11, 2021, (ii) 7,824 shares acquired from the conversion of 2015 Convertible Notes, (iii) 55,147 shares acquired from the vesting of RSUs and (iv) 38,525 options exercisable within 60 days after December 31, 2023. Does not include 5,110 unvested stock options and 23,961 unvested RSUs.
5.Includes (i) 101,818 shares acquired under the 2015 Incentive Plan (ii) 207,056 shares acquired from the conversion of 2015 Convertible Notes, (iii) 55,147 shares acquired from the vesting of RSUs (iv) 29,997 options exercisable within 60 days after December 31, 2023, (v) 60,000 BEATW exercisable warrants and (vi) 3,640 shares acquired from the exercise of warrants acquired from the short-term loan investment program. Does not include 13,639 unvested stock options and 23,961unvested RSUs.
6.Includes 3,150,000 shares purchased on May 2, 2023. Does not include 23,961 unvested RSUs.
7.Includes 70,001 shares purchased on May 2, 2023. Does not include 23,961 unvested RSUs.
8.No securities held. Does not include 41,935 unvested RSUs.
9.Includes (i) 72,725 shares acquired under the 2015 Incentive Plan, (ii) 5,000 shares and 5,000 BEATW warrants purchased November 11, 2021, (iii) 5,000 shares and 10,000 BEATW warrants acquired on the open market, (iv) 29,197 shares acquired from the conversion of 2015 Convertible Notes, (v) 184 shares acquired from the exercise of warrants acquired from the short-term loan investment program and (vi) 80,000 options which vest within 60 days after December 31, 2023.
10.Includes 55,274 options exercisable within 60 days after December 31, 2023. Does not include 505,726 unvested stock options.
11.Includes 137,714 options exercisable within 60 days after December 31, 2023. Does not include 683,649 unvested stock options.

12.Represents 1,058,633 shares issued pursuant to a subscription agreement of the Company dated May 2, 2023, 1,562,666 shares of Common Stock issuable under a warrant issued by the Issuer and 3,911 shares of Common Stock held by Christopher A. Marlett Living Trust.
13.Represents 1,833,334 shares issued pursuant to a subscription agreement of the Company dated May 2, 2023, 46,600 shares in open market purchases on May 4, 2023, and 19,602 shares in open market purchases on May 25, 2023.

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

Since the beginning of fiscal year 2023, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Based on the Audit Committee's evaluation and determination that Marcum LLP (“Marcum”) is independent, our Audit Committee has retained the firm of Marcum as our independent registered public accounting firm for fiscal year 2023. In making this determination, the Company is requesting its stockholders to ratify the appointment of Marcum at its next Annual Stockholder Meeting. In the event the stockholders fail to ratify the appointment, the Audit Committee will consider in its direction to select other auditors for the subsequent year. Even if the selection is ratified, the Audit Committee, in its discretion, may select a new independent registered public accounting firm at any time during the year if it feels that such a change would be in the best interest of the Company and its stockholders. Representatives of Marcum will be present at the 2024 Annual Stockholders' Meeting and will have the opportunity to make a statement and be available to answer questions.

Fees to Independent Registered Public Accounting Firm.

The merger of Marcum and Friedman LLP (“Friedman”) was effective as September 1, 2022. The following table sets forth the fees that the Company was billed by Friedman and Marcum in 2022 and Marcum in 2023, our independent registered public accountants for fiscal years 2023 and 2022:

	2023	2022
Audit Fees (1)	$142,200	$126,000
Audit Related Fees (2)	45,342	12,722
Tax Fees	—	—
Total	$187,542	$138,722

1.Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements and audit services provided in connection with other statutory and regulatory filings.

2.Fees related to services provided for registration statements during the first half of 2023 and the fourth quarter of 2022.

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

Part IV
Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015	S-1	3.1	09/07/2021
3.2	Bylaws	S-1	3.2	09/07/2021
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021	S-1	3.3	09/07/2021
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022	S-1	3.4	02/10/2023
4.1	Form of Representative’s Warrant	S-1/A	4.13	11/09/2021
4.2	Form of Warrant Agency Agreement	S-1/A	4.14	11/09/2021
4.3	Form of Placement Agent’s Warrant	S-1/A	4.13	04/17/2023
10.1	Employment Agreement with Branislav Vajdic †	S-1/A	10.1	10/12/2021
10.2	Employment Agreement with Richard Brounstein †	S-1/A	10.2	10/12/2021
10.3	Employment Agreement with Jon Hunt †	S-1/A	10.3	10/12/2021
10.4	Employment Agreement with Alan Baumel †	8-K	10.1	10/12/2021
10.5	Employment Agreement with Ken Persen †	8-K	10.2	08/08/2022
10.6	Employment Agreement with Robert Eno †	8-K	10.2	01/24/2023
10.7	Stock Purchase Agreement, dated February 18, 2022 by and between HeartBeam, Inc. and the Purchaser with the Form of Warrant	8-K	10.1	02/22/2022
10.8	Form of Professional Services Agreement between Triple Ring and HeartBeam, Inc. dated March 7, 2022	8-K	10.1	03/10/2022
10.9	Partnership Agreement between HeartBeam, Inc. and LIVMOR, Inc. dated January 31, 2022	8-K	10.1	02/02/2022
10.10	Supplemental Agreement between HeartBeam, Inc. and LIVMOR, Inc. dated August 2, 2022	8-K	10.1	08/08/2022
10.11	Sales Agreement by and between HeartBeam, Inc. and A.G.P./Alliance Global Partners, dated February 1, 2023	8-K	10.1	02/02/2023
10.12	Securities Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors	8-K	10.1	03/03/2023
10.13	Note Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors	8-K	10.1	03/03/2023
10.14	First Amendment to Securities Purchase Agreement dated March 7, 2023 to the Securities Purchase Agreement dated February 28, 2023 between HeartBeam, Inc. and Investors	8-K	10.1	03/09/2023
10.15	First Amendment to Note Purchase Agreement dated March 7, 2023 to the Note Purchase Agreement dated February 28, 2023 between HeartBeam, Inc. and Investors	8-K	10.2	03/09/2023
10.16	Form of Subscription Agreement	S-1/A	10.16	04/10/2023
10.17	Form of Escrow Agreement for the Offering	S-1/A	10.17	04/10/2023
10.18	Form of Securities Purchase Agreement dated as of May 2, 2023 between HeartBeam, Inc. and Investor	8-K	10.1	05/05/2023
10.19	2022 Equity Incentive Plan	8-K	10.1	06/16/2022
10.20	First Amendment to the HeartBeam, Inc. 2022 Equity Incentive Plan	8-K	10.1	07/11/2023
14.1	Code of Business and Ethics	10-K	14.1	03/16/2023
23.1	Consent of Marcum LLP Independent Registered Public Accounting Firm				X

24.1	Power of Attorney *	X
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #	X
97.1	HeartBeam, Inc. Compensation Recovery Policy	X
101.INS	XBRL Instance Document+	X
101.SCH	XBRL Taxonomy Extension Schema Document+	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+	X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.	X

†	Management or compensatory plan or arrangement.
#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 16. Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	Chief Executive Officer
Dated: March 20, 2024		(Principal Executive and Accounting Officer)
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Branislav Vajdic his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard Ferrari	Executive Chairman	March 20, 2024
Richard Ferrari
/s/ George de Urioste	Director	March 20, 2024
George de Urioste
/s/ Marga Ortigas-Wedekind	Director	March 20, 2024
Marga Ortigas-Wedekind
/s/ Willem Elfrink	Director	March 20, 2024
Willem Elfrink
/s/ Mark Strome	Director	March 20, 2024
Mark Strome
/s/ Kenneth Nelson	Director	March 20, 2024
Kenneth Nelson
/s/ Michael Jaff	Director	March 20, 2024
Michael Jaff
/s/ Branislav Vajdic	Chief Executive Officer	March 20, 2024
Branislav Vajdic	(Principal Executive and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
HeartBeam Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HeartBeam, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP
We have served as the Company’s auditor since 2020
East Hanover, New Jersey
March 20, 2024

HEARTBEAM, INC.
Balance Sheets
(In thousands, except share data)

	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$16,189	$3,594
Prepaid expenses and other current assets	636	445
Total Current Assets	$16,825	$4,039

Property and equipment, net	256	—
Other assets	50	—
Total Assets	$17,131	$4,039

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $2 and $2, respectively)	1,194	1,665
Total Liabilities	1,194	1,665

Commitments (Note 7)

Stockholders’ Equity
Preferred Stock - $0.0001 par value; 10,000,000 shares authorized; 0 shares outstanding at December 31, 2023 and 2022	—	—
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,329,032 and 8,009,743 shares issued and outstanding at December 31, 2023 and 2022	3	1
Additional paid in capital	52,759	24,559
Accumulated deficit	(36,825)	(22,186)
Total Stockholders’ Equity	$15,937	$2,374

Total Liabilities and Stockholders’ Equity	$17,131	$4,039
See accompanying notes to the financial statements

HEARTBEAM, INC.
Statements of Operations
(In thousands, except share and per share data)

	December 31,
	2023	2022
Operating Expenses:
General and administrative	$8,516	$7,354
Research and development	6,798	5,677
Total operating expenses	15,314	13,031

Loss from operations	(15,314)	(13,031)

Other income
Interest income	675	66
Other income	—	3
Total other income	675	69

Loss before provision for income taxes	(14,639)	(12,962)

Income tax provision	—	—

Net Loss	$(14,639)	$(12,962)

Net loss per share, basic and diluted	$(0.72)	$(1.59)

Weighted average common shares outstanding, basic and diluted	20,333,280	8,168,516
See accompanying notes to the financial statements

HEARTBEAM, INC.
Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance – December 31, 2021	7,809,912	$1	$22,633	$(9,224)	$13,410
Stock based compensation expense		—	1,120	—	1,120
Stock issuance upon vesting and exercise of stock options	38,806	—	2	—	2
Stock issuance upon vesting of restricted stock units	25,000	—	—	—	—
Sale of Common Stock & Warrants	136,025	—	804	—	804
Net loss	—	—	—	(12,962)	(12,962)
Balance – December 31, 2022	8,009,743	$1	$24,559	$(22,186)	$2,374

Stock based compensation expense	—	—	3,208	—	3,208
Sale of Common Stock, net of issuance costs	17,872,955	2	24,762	—	24,764
Stock issuance upon exercise of stock options	180,072	—	214	—	214
Stock issuance upon vesting of restricted stock units	258,970	—	—	—	—
Stock Issuance upon exercise of warrants	7,292	—	16	—	16
Net loss	—	—	—	(14,639)	(14,639)
Balance – December 31, 2023	26,329,032	3	52,759	(36,825)	15,937
See accompanying notes to the financial statements

HEARTBEAM, INC.
Statements of Cash Flows
(In thousands)

	December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(14,639)	$(12,962)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,208	1,120
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(191)	361
Accounts payable, accrued expenses and other current liabilities	(471)	1,533
Net cash used in operating activities	(12,093)	(9,948)

Cash Flows From Investing Activities
Purchase of property and equipment	(256)	—
Net cash used in investing activities	(256)	—

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	24,764	348
Proceeds from exercise of stock options	214	2
Proceeds from exercise of warrants	16	—
Net cash provided by financing activities	24,994	350

Net increase (decrease) in cash and restricted cash	12,645	(9,598)

Cash, cash equivalents and restricted cash - beginning of the year	3,594	13,192

Cash, cash equivalents and restricted cash - at end of the year	$16,239	$3,594

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$—	$—
Interest paid	—	—

Supplemental Disclosures of Non-cash Flow Information:
Issuance of common stock and warrants to settle accrued expenses	$—	$456
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$16,189	$3,594
Restricted cash (included in other assets)	$50	$—
Total cash, cash equivalents and restricted cash	$16,239	$3,594
See accompanying notes to the financial statements

HEARTBEAM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

HeartBeam, Inc. (“HeartBeam” or the “Company”) is a medical technology company primarily focusing on developing and commercializing higher resolution ambulatory Electrocardiogram (“ECG”) solutions that enable the detection and monitoring of cardiac disease outside a healthcare facility setting. The Company’s ability to develop higher resolution ECG solutions is achieved through the development of the Company’s proprietary and patented Vector Electrocardiography (“VECG”) technology platform. HeartBeam’s VECG is capable of developing three-dimensional (3D) images of cardiac electrical activity by displaying the spatial locations of ECG waveforms that demonstrated in early studies to deliver equal or superior diagnostic capability than traditional hospital-based ECG systems.

The Company has validated this novel technology and is seeking U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products during 2024.

The Company was incorporated in 2015 as a Delaware corporation. The Company’s operations are based in Santa Clara, California and operates as one segment.

NOTE 2 – GOING CONCERN AND OTHER UNCERTAINTIES

The Company is subject to a number of risks similar to those of early stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of December 31, 2023 and December 31, 2022, the Company had an accumulated deficit of approximately $36.8 million and $22.2 million, respectively. As of December 31, 2023 the Company had approximately $16.2 million cash and cash equivalents.

In February 2023, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”) pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $13.0 million in at-the-market offerings (“ATM”) sales. At the same time, the Company filed a prospectus supplement under a shelf registration relating to the Sales Agreement. AGP will act as sales agent and will be paid a 3% commission on each sale under the Sales Agreement. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices will vary. As of December 31, 2023 there was approximately $11.0 million available for issuance under the ATM.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ from those estimates. On an ongoing basis, management evaluates its estimate related to probability and timing related to vesting of the stock-based compensation related to probability and timing related to vesting of milestone options

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2023 the Company has $15.9 million held as cash equivalents and as of December 31, 2022 there were $2.6 million held as cash equivalents. The Company maintains cash balances in accounts which exceed the federally insured limits during the year ended December 31, 2023 and 2022. The Company has made a deposit to the bank for their credit cards in the amount of $50,000 and is classified as restricted cash included in other non-current assets as of December 31, 2023.

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment, net, to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are expensed as incurred. As of December 31, 2023, property and equipment, net represents construction-in-progress of $256,000 related to tooling development that has not been placed into service. Construction-in-progress amounts are not subject to depreciation as such assets are not yet available for their intended use.

RESEARCH AND DEVELOPMENT EXPENSE

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional services costs associated with the development of cardiovascular technologies and products.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts payable and accrued liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset transaction between market participants on the measurement date. Where available, fair value is based on observable market prices or is derived from such prices. The Company uses the market approach valuation technique to value its investments. The market approach uses prices and other pertinent information generated from market transactions involving identical or comparable assets or liabilities. The types of factors that the Company may consider in fair value pricing the investments include available current market data, including relevant and applicable market quotes.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2023 and 2022 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

As of December 31, 2022, the penny warrants issued during 2019 have been excluded from the net loss per common share calculation following treatment of contingently issuable shares as there are circumstances under which these shares would not be issued and therefore not exercisable. These warrants expired as unissued in February 2023.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of December 31, 2023, and 2022, 176,674 and 175,958 penny options have been included in the calculation of weighted average basic and diluted earnings per share.
The following is a summary of awards outstanding as of December 31, 2023 and 2022, which are not included in the computation of basic and diluted weighted average shares:

	Year ended December 31,
	2023	2022
Stock options (excluding exercisable penny stock options)	5,915,851	2,020,819
Restricted stock units	217,881	253,970
Warrants	5,152,397	3,908,276
Total	11,286,129	6,183,065

RECENTLY ISSUED ACCOUNTING STANDARDS

Not Yet Adopted as of December 31, 2023:

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We do not expect that the updated standard will have a rather significant impact on our financial statement disclosures

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Adopted as of December 31, 2023:

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, debt securities and beneficial interests in securitized financial assets, but the effect on the Company is projected to be limited to accounts receivable. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments-Credit Losses (Topic 326)” which provides transition relief for companies adopting ASU 2016-13. This guidance amends ASU 2016-13 to allow companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost under certain circumstances. Companies are required to make this election on an instrument by instrument basis. The guidance is effective for the fiscal year beginning January 1, 2023, including interim periods within that year. The Company has adopted this guidance and it had an immaterial impact on Company’s accounting.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

On February 1, 2023, the Company entered into an At-the-Market Sales Agreement (“ATM” or “Sales Agreement”) with A.G.P./ Alliance Global Partners as placement agent, to issue and sell shares of the Company’s common stock. The issuance and sale of shares of Common Stock to or through the placement agent are effected pursuant to the Registration Statement dated February 2, 2023. The Company shall pay to the sales agent in cash, upon each sale of placement shares through the placement agent pursuant to the Sales Agreement, an amount equal to 3.00% of the aggregate gross proceeds from each sale of placement shares. In connection to the Sales Agreement, on February 17, 2023 and February 22, 2023, the Company sold 6,184 shares at $3.76 per share for gross proceeds of approximately $23,000. As of December 31, 2023 there was approximately $11.0 million available for issuance under the ATM.

Total stock issuance costs, which consist primarily of legal, accounting and underwriting fees in connection with the above stated transactions related to the offerings and SPA was approximately $174,000, which as of December 31 2023, was recorded in additional paid in capital.

During the years ended December 31, 2023 and 2022 the Company issued 439,042 and 63,806 shares of common stock upon exercise of vested stock options and vesting of restricted stock units.

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

During the year ended December 31, 2023, 11,638 warrants were exercised, of which 5,817 were exercised in the form of a cashless exercise utilizing 4,346 warrants which resulted in the net issuance of 1,471 common shares. The remaining 5,821 warrants were exercised for cash for approximately $16,000.

A summary of the outstanding warrants as of December 31, 2023 and 2022 is as follows:

	Number of shares		Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2021	3,777,549		$5.42	4.45	$1,259
Exercised	—		—	—	—
Issued	130,727		$5.72	—	—
Outstanding - December 31, 2022	3,908,276		$5.42	3.47	$2,020
Issued	1,666,666		1.88	—	—
Exercised	(11,638)	0	2.75	—	—
Expired	(410,907)		—	—	—
Outstanding and exercisable - December 31, 2023	5,152,397		$4.71	3.35	$792

NOTE 5 – STOCK-BASED COMPENSATION
In 2015, the Company’s Board of Directors approved the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The 2015 Plan provides for the grant of stock options and RSU’s to purchase common stock of which 1,636,362 were authorized by the board of which 970,704 are outstanding as of December 31, 2023. The 2015 Plan was terminated upon shareholder approval of the 2022 Equity Incentive Plan (“2022 Equity Plan”) whereby no new awards can be issued under the 2015 Plan.

The Company’s shareholders approved the 2022 Equity Plan at the annual meeting of stockholders held on June 15, 2022, pursuant to which 1,900,000 shares of common stock were authorized for issuance. Under the 2022 Equity Plan, the number of shares available for issuance will be increased on the first day of each fiscal year beginning with the 2023 fiscal year, in an amount equal to the lesser of 3,800,000 shares, five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, and a lesser number of shares determined by the administrator. On January 1, 2023 400,487 shares, equivalent to five percent (5%) of common stock outstanding were added to the shares available for issuance under the 2022 Equity Plan. Also see Note 9- Subsequent event section below.

At the July 7, 2023, Annual Shareholders’ Meeting, the proposal to amend the 2022 Equity Incentive Plan to increase the number of authorized shares from 1,900,000 shares to 5,900,000 shares was approved.

The 2022 Equity Plan includes a provision to add-back any cancelled options from the 2015 Plan up to 1,372,816 shares. As of December 31, 2023, there are 252,856 shares from the 2015 Plan that are included in the 849,171 shares available for issuance under the 2022 Equity Plan.

During 2023, the Company granted 2,208,000 options to various executives and employees. Sixty percent (60%) of these options vest based on FDA Clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) vest monthly over a period of 48 months. The Company calculated the fair value for each of these grants using the Black-Scholes option pricing model and it is expensed based on management’s probability assessment of FDA clearance. The 60% milestone options are issued and outstanding as of December 31, 2023.

The Company received proceeds of $0.2 million from the exercise of stock options during the year ended December 31, 2023 and a de minimis amount during the year ended December 31, 2022.

STOCK OPTIONS

The following is a summary of stock option activity during the years ended December 31, 2023 and 2022:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands) (*)

Outstanding – December 31, 2021	1,105,938	$2.03	8.8	$1,535
Options granted	1,251,000	1.70
Forfeitures	(121,334)	2.98
Options exercised	(38,806)	—

Outstanding – December 31, 2022	2,196,798	$1.76	8.7	$6,770
Options granted	4,363,800	2.42
Forfeitures	(288,001)	2.48
Options exercised	(180,072)	1.19

Outstanding – December 31, 2023	6,092,525	2.22	8.7	$2,945
Exercisable – December 31, 2023	1,212,312	$1.78	7.4	$1,203

(*) Intrinsic value is based on the fair market value of the Company's common stock.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2023 and 2022, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Year ended December 31,
	2023	2022
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	110.23% - 117.62%	107.25% - 111.06%
Expected term (in years)	5.85 - 6.07	5.62 - 5.94
Risk-free rate	3.54% - 4.77%	1.47% - 3.17%
Expected dividend yield	$—	$—
Weighted average grant date fair value per share	$1.75 - 3.38	$1.08 - 3.34

RESTRICTED STOCK UNITS

The following is a summary of RSUs award activity:

	Year ended December 31,
	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of the year	253,970	$1.47	30,000	$3.20
Shares granted	222,881	3.11	248,970	1.36
Shares vested	(258,970)	1.48	(25,000)	2.46
Non-vested at end of year	217,881	$3.12	253,970	$1.47

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense:

	Year ended December 31,
	2023	2022
General and administration
Stock options	$2,069,556	$657,368
RSUs	488,971	235,035
Total general and administration	2,558,527	892,403
R&D
Stock options	629,092	213,813
RSUs	20,457	13,601
Total R&D	649,549	227,414
Total stock based compensation	$3,208,076	$1,119,817

As of December 31, 2023 total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $8.1 million and $0.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.66 years and 1.2 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which the Company’s former Chief Financial Officer has significant influence. The Company incurred accounting fees from these firms of approximately $20,000 and $21,000 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had balances due to these firms amounting to approximately $2,000.

NOTE 7 – COMMITMENTS

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

For the years ended December 31, 2023 and 2022, rent expense was approximately $17,000, for each year.

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

Professional Services Agreement

In March 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc. (“TRT”), a co-development company, to assist in the design and development of the Company’s telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring. This agreement was followed by several amendments. The agreement with Triple Ring includes a commitment totaling $1.7 million.

As of December 31, 2023 the Company has a remaining commitment of $0.4 million.

NOTE 8 - INCOME TAX

Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss from continuing operations as a result of the following:

	For the Years ended December 31,
	2023		2022

Computed “expected” tax benefit	(3,074,000)	21.00%	(2,722,000)	21.00%

Increase (reduction) in income taxes resulting from):
State tax, net of federal benefit	—	—%	(1,024,900)	7.95%
Permanent items	(80,500)	0.55%	—	—%
Stock-based compensation	221,200	(1.51)%
Research and development credits	(241,800)	1.65%	(224,100)	1.70%
Other	130,600	(0.89)%	(2,000)	—%
Change in valuation allowance	3,044,500	(20.80)%	3,973,000	(30.65)%

Total	—	—%	—	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below as of December 31:

	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$5,799,000	$4,115,800
Research and development credits	619,000	377,200
Stock based compensation	647,000	349,900
Sec. 174	2,027,200	1,032,700
Other	—	172,100
Total deferred tax assets	9,092,200	6,047,700

Valuation Allowance	(9,092,200)	(6,047,700)

Net Deferred Tax Assets	—	—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,044,500 for the period ended December 31, 2023.

As of December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $21,496,500 and $18,394,200, respectively. The federal NOL carryforwards consist of $2,405,400 generated prior to 2018 which will begin to expire in 2035, however, are able to offset 100% of taxable income and $19,091,000 generated after December 31, 2017 that will carryforward indefinitely but will be subject to 80% taxable income limitation beginning tax years after December 31, 2021 as provided by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act (PL 116-136).

The Company has federal R&D credit carryforwards of approximately $617,000 which will begin to expire in 2041 and state R&D credit carryforwards of approximately $338,400 which do not expire.

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

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the years ended December 31, 2023 and December 31, 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

The total amount of unrecognized tax benefits as of December 31, 2023 is approximately $286,600, which relates to federal and state R&D credits. If recognized none of the unrecognized tax benefits would affect the effective tax rate.

The Company's policy is to account for interest and penalties as income tax expense. As of the December 31, 2023 the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within twelve months of this reporting date.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, with varying statutes of limitations. The tax years from inception through 2023 remain open to examination due to the carryover of unused net operating losses that are being carried forward for tax purposes.

In August 2022, the U.S. Inflation Reduction Act of 2022 and the CHIPS and Science Act of 2022 were signed into law. These acts include, among other provisions, a corporate alternative minimum tax of 15%, an excise tax on the repurchase of corporate stock, various climate and energy provisions, and incentives for investment in semiconductor manufacturing. These provisions are not expected to have a material impact on the Company’s results of operations or financial position.

NOTE 9 - SUBSEQUENT EVENTS

1.Under the 2022 Equity Plan, the number of shares available for issuance are increased on the first day of each fiscal year beginning with the 2023 fiscal year, in an amount equal to the lesser of 3,800,000 shares, five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, and a lesser number of shares determined by the administrator. On January 1, 2024, 1,316,452 shares, equivalent to five percent (5%) of common stock outstanding were added to the shares available for issuance under the 2022 Equity Plan.

2.On March 8, 2024, the Company has entered into an agreement with Clinical Research Organization (CRO) to perform certain services related to project set up, clinical trial management and monitoring during next six months. As per terms of the agreement, the Company will pay CRO approximately $0.5 million for these services. Additionally, the Company has signed a Clinical Study Agreement with first of five planned sites to carry out the clinical study for which CRO will act as Company sponsor in relation to payment for these services. The total cost of the clinical trial including the CRO cost is expected to approximate $0.7 million.