Form 10-Q
period 2024-03-31
HeartBeam, Inc.
filed 2024-05-09
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of May 8, 2024 was 26,329,032.

HEARTBEAM, INC.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 20, 2024. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES
Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Condensed Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$12,638	$16,189
Prepaid expenses and other current assets	599	636
Total Current Assets	$13,237	$16,825

Property and equipment, net	344	256
Other assets	54	50
Total Assets	$13,635	17,131

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $- and $2, respectively)	1,097	1,194
Total Liabilities	1,097	1,194

Commitments (Note 7)

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 authorized; 0 shares outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock - $0.0001 par value 100,000,000 shares authorized; 26,329,032 shares issued and outstanding at March 31, 2024 and December 31, 2023	3	3
Additional paid in capital	53,966	52,759
Accumulated deficit	(41,431)	(36,825)
Total Stockholders’ Equity	$12,538	$15,937

Total Liabilities and Stockholders’ Equity	$13,635	$17,131
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Operating Expenses:
General and administrative	$2,356	$2,475
Research and development	2,428	1,681
Total operating expenses	4,784	4,156

Loss from operations	(4,784)	(4,156)

Other Income
Interest income	178	20
Total other income	178	20

Loss before provision for income taxes	(4,606)	$(4,136)

Income tax provision	$—	$—

Net Loss	$(4,606)	$(4,136)

Net loss per share, basic and diluted	$(0.17)	$(0.50)

Weighted average common shares outstanding, basic and diluted	26,511,201	8,222,416
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2024	26,329,032	$3	$52,759	$(36,825)	$15,937
Stock based compensation expense	—	—	1,207	—	1,207
Net loss	—	—	—	(4,606)	(4,606)
Balance – March 31, 2024	26,329,032	$3	$53,966	$(41,431)	$12,538

Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance - January 1, 2023	8,009,743	$1	$24,559	$(22,186)	$2,374
Stock based compensation expense	—	—	393	—	393
Sale of Common Stock, net of issuance costs	206,289	—	494	—	494
Stock issuance upon vesting of restricted stock awards	3,750	—	—	—	—
Stock issuance upon exercise of Warrants	7,292		16		16
Net loss	—	—	—	(4,136)	(4,136)
Balance – March 31, 2023	8,227,074	$1	$25,462	$(26,322)	$(859)
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(4,606)	$(4,136)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,207	393
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	33	(26)
Accounts payable and accrued expenses	(97)	655
Net cash used in operating activities	(3,463)	(3,114)

Cash Flows From Investing Activities
Purchase of property and equipment	(88)	—
Net cash used in investing activities	(88)	—

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	—	494
Proceeds from exercise of warrants	—	16
Net cash provided by financing activities	—	510

Net decrease in cash and restricted cash	(3,551)	(2,604)

Cash, cash equivalents and restricted cash – Beginning of period	16,239	3,594

Cash, cash equivalents and restricted cash – Ending of period	$12,688	$990

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$12,638	$990
Restricted cash (included in other assets)	50	—
Total cash, cash equivalents and restricted cash	$12,688	$990
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

The Company has validated this technology and is seeking U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products. The Company has filed a 510(k) submission in 2023 for an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review.

The Company was incorporated in 2015 as a Delaware corporation. The Company’s operations are based in Santa Clara, California and operates as one segment.

NOTE 2 – GOING CONCERN AND OTHER UNCERTAINTIES

The Company is subject to a number of risks similar to those of early stage medical device companies, including dependence on key individuals and products, the inherent uncertainties with regulatory approvals, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of March 31, 2024 the Company has a cash and cash equivalents balance of approximately $12.6 million. Based on its current business plan assumptions and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In February 2023, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”) pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $13.0 million in at-the-market offerings (“ATM”) sales, which was terminated in May 2024.

On May 2, 2024, the Company entered into a Sales Agreement (“PV Sales Agreement”) with Public Ventures, LLC, as sales agent (“Public Ventures” or “Agent”), pursuant to which the Company may sell up to an aggregate of approximately $17 million of shares of the Company’s common stock. Refer Note 8- Subsequent events.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations. The Company expects no material commercial revenue in 2024. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

The accompanying unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying condensed unaudited financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 20, 2024 (“2023 Annual Report”).

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of March 31, 2024 and December 31, 2023.The Company has made a deposit to the bank for their credit cards in the amount of $50,000 and is classified as restricted cash included in other assets as of March 31, 2024.

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

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment, net, to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are expensed as incurred. As of March 31, 2024, property and equipment, net represents construction-in-progress of $343,965 related to tooling development that has not been placed into service. Construction-in-progress amounts are not subject to depreciation as such assets are not yet available for their intended use.

NET LOSS PER COMMON SHARE

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2024 and 2023 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of March 31, 2024, 182,169 penny options have been included in the calculation of weighted average basic and diluted earnings per share.

The following is a summary of awards outstanding as of March 31, 2024 and 2023, which are not included in the computation of basic and diluted weighted average shares:

	Three months ended March 31,
	2024	2023
Stock options (excluding exercisable penny stock options)	5,884,608	2,228,784
Restricted stock units	217,881	250,220
Warrants	5,152,397	3,487,912
Total	11,254,886	5,966,916

RECENTLY ISSUED ACCOUNTING STANDARDS

Not Yet Adopted as of March 31, 2024:

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company does not expect that the updated standard will have a significant impact on the Company’s financial statement disclosures

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the Company’s financial statement disclosures.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements.” This amendments to the Codification that remove references to various Concepts Statement. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this update is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s financial statement disclosures.

NOTE 4 – STOCKHOLDERS’ EQUITY

WARRANTS

The following is a summary of warrant activity during the three months ended March 31, 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding - December 31, 2023	5,152,397	$4.71	3.35	792
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable – March 31, 2024	5,152,397	4.71	3.10	$508

NOTE 5 – STOCK-BASED COMPENSATION

At the March 28, 2024, Board of Directors meeting, the proposal to amend the 2022 Equity Incentive Plan to increase the number of authorized shares from 5,900,000 shares to 8,900,000 shares was approved, which is pending stockholders’ approval during upcoming annual meeting in June 2024.
STOCK OPTIONS
The following is a summary of stock option activity during the three months ended March 31, 2024:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Outstanding – December 31, 2023	6,092,525	$2.22	8.7	$2,945
Options granted	—	—
Options exercised	—	—
Options cancelled	(25,748)	2.41

Outstanding – March 31, 2024	6,066,777	2.23	8.8	2,402
Exercisable – March 31, 2024	1,526,836	$1.88	7.4	$1,149
RESTRICTED STOCK UNITS
The following is a summary of RSU’s awards activity:

	Three months ended March 31, 2024
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	217,881	$3.12
Shares granted	—	—
Shares vested	—	—
Non-vested	217,881	$3.12

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense:

	Three months ended March 31,
	2024	2023
General and administrative
Stock options	736,000	200,000
RSU’s	141,000	101,000
Total general and administrative	877,000	301,000
Research and development
Stock options	319,000	92,000
RSU’s	10,000	—
Total research and development	329,000	92,000
Total	$1,206,000	$393,000

During 2023, the Company granted 2,208,000 options to various executives and employees. Sixty percent (60%) of these options vest based on FDA Clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) vest monthly over a period of 48 months.

The Company calculated the fair value for each of these grants using the Black-Scholes option pricing model and the performance-based options are expensed beginning from date of grant to the expected FDA clearance, which is based on management’s probability assessment.

As of March 31, 2024, total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $7.0 million and $0.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.4 years and 0.95 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which an executive of the Company has significant influence. The Company incurred de minimis amount of accounting fees from this firm during the three months ended March 31, 2024 and March 31, 2023. On December 29, 2023, this executive, informed the Company of his plans to retire from his position as of February 1, 2024 and as such ceased to be a related party as of February 1, 2024. The Company had balances due to this firm amounting to approximately $2,000 as of December 31, 2023.

NOTE 7 – COMMITMENTS

Lease Obligations

Prior to February 1, 2024, the Company was in a month-to-month lease agreement for its headquarters. The agreement was for an undefined term that could be cancelled at any time, given one month’s notice by either party. The Company’s monthly rent expense associated with this agreement was approximately $1,800.This headquarters lease was in the name of the Company’s Chief Executive Officer, and the cost was reimbursed monthly to CEO until January 31, 2024 when the Company terminated the month-to-month lease, and entered into a new lease in name of the Company with the same landlord. The new lease commenced on February 1, 2024, for initial period of 3 years. The Company performed an assessment and concluded that amount of operating lease right-of-use, or ROU assets was below the Company’s capitalization thresholds set in accordance with ASC 842. For the three months ended March 31, 2024 and 2023, rent expense was approximately $5,000 and $4,000, respectively.

Professional Services Agreement

In March 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc. (“TRT”), a co-development company, to assist in the design and development of the Company’s telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring. This agreement was followed by several amendments. The agreement with TRT includes a commitment totaling $1.7 million.

As of March 31, 2024, the Company has a remaining commitment of $0.3 million.

Clinical Research Organization

On March 8, 2024, the Company has entered into an agreement with Clinical Research Organization (CRO) to perform certain services related to project set up, clinical trial management and monitoring during next six months. As per terms of the agreement, the Company will pay CRO approximately $0.5 million for these services. Additionally, the Company has signed a Clinical Study Agreement with first of five sites to carry out the clinical study for which CRO will act as Company sponsor in relation to payment for these services. The total cost of the clinical trial including the CRO cost is expected to approximate $0.8 million. For the three months ended March 31, 2024 the Company has expensed $0.3 million based on actual services performed by the CRO and clinical sites, of which $0.2 million was accrued at March 31, 2024. As of March 31, 2024, the Company has a remaining commitment of $0.7 million.

NOTE 9 - SUBSEQUENT EVENTS

On May 2, 2024, the Company entered into a PV Sales Agreement with Public Ventures, pursuant to which the Company may offer and sell (the “Offering”), from time to time, at its option, through or to Public Ventures, up to an aggregate of approximately $17 million of shares of the Company’s common stock by presenting a Placement Notice, as defined. The Placement Notice will be effective unless and until (i) the Agent declines to accept the terms contained therein for any reason, in its sole discretion, (ii) the entire amount of the Placement Shares thereunder have been sold, (iii) the Company suspends or terminates the Placement Notice or (iv) this agreement has been terminated. The Company and Public Ventures shall have the right, by giving notice, to terminate this Agreement in its sole discretion and Public Ventures may also terminate the agreement if there is a material adverse change to the Company or the financial markets in the judgment of Public Ventures and as defined in the agreement. The Company will pay Public Ventures a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the PV Sales Agreement. Currently, the full amount is available for issuance under this ATM. In order to proceed with the PV Sales Agreement, the Company terminated its A.G.P. Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our condensed unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the 2023 Form 10-K. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2023 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview

We are a medical technology company focused on transforming cardiac care through the power of personalized insights. Our aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. Our ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of our proprietary and patented Vector Electrocardiography (“VECG”) technology platform. Our VECG technology is capable of capturing 3D vector images of the heart’s electrical activity and synthesizing a 12-Lead (“12L”) ECG from these signals. In early studies, our approach demonstrated equal or superior diagnostic capability than traditional hospital-based 12L ECG systems.

Our Products require FDA clearance and have not been cleared for marketing.

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our telehealth Product, (“HeartBeam AIMIGoTM” or “AIMIGo™”), to address the rapidly growing field of ambulatory cardiac health monitoring. HeartBeam AIMIGo is comprised of a credit card sized electrocardiogram device, a patient application, a physician portal, and powerful cloud-based algorithms. We believe that we are uniquely positioned to play a central role in ambulatory cardiac monitoring including high-risk Coronary Artery Disease (“CAD”) patients, because the initial studies have shown that our ischemia detection system may be more accurate than existing ambulatory monitoring solutions. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”).

To date, we have developed a working prototype for HeartBeam AIMIGo and have filed a 510(k) submission with the FDA. This submission is for the initial Product, a device which is a 3 lead X, Y, Z vector VECG. If cleared, we expect this to be the first patient-held VECG device to be cleared by the FDA and this will be a major milestone for the company. Following the FDA clearance of the AIMIGo device, we plan to file a submission for the software algorithms that synthesize a 12L ECG from the HeartBeam AIMIGo device. The result of these two 510(k) submissions, if cleared by the FDA, will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review.

We have had productive discussions with the FDA on both products. On the first submission, we are in the substantive review phase of answering questions posed by the FDA. We have clarified the information requested in meetings with FDA representatives and are finalizing our official responses. We currently anticipate clearance by the end of Q2 2024.

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

On March 14, 2024, we enrolled the first patient in the VALID-ECG study. The VALID-ECG study is a prospective single-arm multicenter trial designed with the goal to validate the AIMIGo 12L ECG Synthesis Software by comparing its results with those of a standard FDA-cleared 12L ECG using both quantitative and qualitative assessment methodologies. We plan to enroll a total of approximately 198 patients presenting to an outpatient cardiology clinic or arrhythmia center for symptoms suggestive of cardiac arrhythmia or for routine checkup of previously diagnosed arrhythmia. The study includes 5 sites. The primary objective is to demonstrate the equivalence of ECG waveforms between AIMIGo

Synthesized 12L ECG and Standard 12L ECG, recorded simultaneously in each subject, by assessing intervals and amplitudes.

Currently we have enrolled more than 50% of the patients. We expect to complete enrollment in the VALID-ECG study in Q2 2024 and submit the second 510(k) application by Q3 2024. We continue to anticipate that our limited launch of AIMIGo will occur by the end of 2024.

We also have an active AI program underway. Our AI team includes 5 PhDs. The leadership has deep AI expertise, including prior positions at Apple, Microsoft and Google. We have acquired approximately one million 12L ECGs from various sources, a key element in our fast-paced AI development efforts.

We have developed initial deep learning algorithms, focused on the ability to detect various cardiac arrhythmias. HeartBeam has had data on its deep learning algorithm accepted for presentation at two prestigious Electrophysiology conferences. Data were presented at the European Heart Rhythm Association in Berlin, Germany in April 2024 and additional data will be presented at the Heart Rhythm Society, to be held in Boston MA in May 2024. We believe that, when combined with our Products, HeartBeam’s AI will provide additional value to patients and physicians in a number of ways, including:

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

As of March 31, 2024 we had 13 employees. We intend to hire or engage additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Recent Developments

New Patent Assignments

Thus far in 2024, we have been granted two new U.S. patents:

•One patent covers apparatuses and methods that facilitate the comparison of cardiac signals over time for the automated or assisted detection of heart attacks, The other covers methods and apparatuses around HeartBeam’s wrist-based ECG system.

•We now have 13 issued U.S. patents and eleven pending U.S applications. Outside of the U.S., we have four issued patents in Germany, France, Netherlands and United Kingdom and twenty four pending applications in Canada, China, the European Union, Japan, South Korea and Australia. We also have one pending Patent Cooperation Treaty application. The issued patents are predicted to expire between April 11, 2036 and October 5, 2042.

Interactions with Industrial Player

We believe that our VECG technology has the potential to be the most advanced ambulatory cardiac monitoring solution and is applicable in a number of form factors. In anticipation of FDA clearance, we are refining our go-to-market strategy and are encouraged by our early discussions with industry players and their interest in our technology.

At-the-Market Offering

On May 2, 2024, we entered into the PV Sales Agreement with Public Ventures, pursuant to which we may offer and sell from time to time, at our option, through or to Public Ventures, up to an aggregate of approximately $17 million of shares of the Company’s common stock, $0.0001 par value per share (the “Shares”). We will pay Public Ventures a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the Shares under the PV Sales Agreement. Currently, no shares have been issued under the PV Sales Agreement.

Any Shares to be offered and sold under the PV Sales Agreement will be issued and sold pursuant to our Registration Statement on Form S-3 (File No. 333-269520), filed with the Securities and Exchange Commission on February 1, 2023 and the prospectus supplement included therein, relating to the Offering, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by us, by any other method permitted by law.

In order to proceed with the PV Sales Agreement, we terminated the prior Sales Agreement with A.G.P.

Other Transactions and Events:

In April 2024, we announced new data demonstrating that applying our AI algorithms to VCG showed considerably improved performance in the detection of atrial flutter over single-lead ECGs and similar performance to 12L ECGs, the standard for diagnosing atrial flutter. This marks the first scientific presentation on the company’s deep learning algorithm, HeartBeam AI. The data was presented at the European Heart Rhythm Association conference in Berlin, Germany. In the study, HeartBeam AI with VCG demonstrated a 28% improvement over single-lead ECG in the detection of atrial flutter cases without sacrificing the ability to identify those individuals without atrial flutter.

Results of operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For three months ended March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$2,356	$2,475	$(119)	(5)%
Research and development	2,428	1,681	747	44%
Total operating expenses	4,784	4,156	628	15%

Loss from operations	(4,784)	(4,156)	$(628)	15%

Total other income	178	20	$158	790%

Income tax provision	—	—	—	—%

Net loss	$(4,606)	$(4,136)	$(470)	11%

Summary of Statements of Operations for the three months ended March 31, 2024 compared with the three months ended March 31, 2023:

General and administrative (“G&A”) expenses decreased by approximately $0.1 million or (5%) during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease in G&A expense is primarily related to lower costs associated with our commercial team during the quarter ended March 31, 2023, lower investor relation costs, and marketing costs incurred in this quarter compared to the prior period primarily offset by non-cash stock-based compensation expense amounting to $0.6 million associated with additional awards granted since March 31, 2023.

Research and development expenses (“R&D”) expenses increased by approximately $0.8 million or (44%) during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in R&D expense is primarily related to non-cash stock-based compensation expense amounting to $0.2 million associated with additional awards granted since March 31, 2023 as well as the increase in headcount $0.6 million and clinical trial costs amounting to $0.3 million, primarily offset by completion of the initial development costs of the AIMIGo platform when compared to March 31, 2023.

Other income during the three months ended March 31, 2024 and 2023 is related to interest earned on our cash balances.

Liquidity and Capital Resources

Our cash requirements are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go-to-market strategies.

We have incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of March 31, 2024, we have cash and cash equivalents balance of approximately $12.6 million. Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our continued operations will depend on the ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations. We expect no material commercial revenue in 2024 nor can we provide assurance that a financing or strategic relationships will be available on acceptable terms.

As of March 31, 2024, we had approximately $12.6 million in cash, a decrease of $3.6 million from $16.2 million as of December 31, 2023.

Our cash is as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$12,638	$16,189

Cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(3,463)	$(3,114)
Net cash used in investing activities	(88)	—
Net cash provided by financing activities	—	510

Operating Activities:

Net cash used in our operating activities of $3.5 million during the three months ended March 31, 2024, is primarily due to our net loss of $4.6 million less $1.2 million in non-cash expenses and $0.1 million of net changes in operating assets and liabilities.

Net cash used in our operating activities of $3.1 million during the three months ended March 31, 2023, is primarily due to our net loss of $4.1 million less $0.4 million in non-cash expenses and $0.6 million of net changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing     activities during the three months ended March 31, 2024 of $0.1 million, is from the purchase of equipment.

We had no investing activity during the three months ended March 31, 2023.

Financing Activities

We had no financing activity during the three months ended March 31, 2024.

Net cash provided by financing activities during the three months ended March 31, 2023 of $0.5 million, is from the issuance of common stock.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Annual Report except as covered below:

Research and Development: Clinical and Manufacturing Accruals

We record accruals for estimated costs of research, preclinical studies and clinical trials, and manufacturing development, which are a significant component of research and development expenses. A substantial portion of our ongoing research and development activities are conducted by one CRO. Our contract with this CRO include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs. We accrue the costs incurred under agreements with CRO based on estimates of actual work completed in accordance with the CRO agreement. We determine the estimated costs based on actual services performed by the CRO and clinical sites as at each period end. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in our reporting amounts that are too high or too low in any particular period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight, and (iv) lack of formal risk assessment under COSO framework. As of March 31, 2024, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer (our principal executive and accounting officer) have concluded that the condensed unaudited financial statements, and other financial information included in this quarterly report, fairly presents in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Since the third quarter of 2023, we have undertaken specific remediation actions to address the material weaknesses in our financial reporting specifically remediating the material weakness related to insufficient GAAP experience regarding complex transactions and reporting. These remediation actions included hiring a Controller in July 2023, who has extensive experience in developing and implementing internal controls and executing plans to remediate control deficiencies. We are establishing more robust processes related to the review of complex accounting transactions, the preparation of account reconciliations and the review of journal entries. We will continue to assess the remaining weaknesses as we continue to implement and refine control policies and procedures.

Changes in Internal Control

Although, we have hired personnel with sufficient GAAP experience to address the material weaknesses, there has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015 (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed September 7, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed September 9, 2021)
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021 (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 filed October 4, 2021)
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K filed November 17, 2022)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	Chief Executive Officer
Dated: May 9, 2024		(Principal Executive and Accounting Officer)