Form 10-Q
period 2024-06-30
HeartBeam, Inc.
filed 2024-08-14
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of August 12, 2024 was 26,562,111.

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
Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Condensed Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$9,157	$16,189
Prepaid expenses and other current assets	544	636
Total Current Assets	9,701	16,825

Property and equipment, net	370	256
Other assets	55	50
Total Assets	$10,126	$17,131

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $- and $2, respectively)	$1,420	$1,194
Total Current Liabilities	1,420	1,194

Total Liabilities	1,420	1,194

Commitments (Note 7)

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 authorized; 0 shares outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock - $0.0001 par value 100,000,000 shares authorized; 26,562,111 and 26,329,032 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid in capital	55,090	52,759
Accumulated deficit	(46,387)	(36,825)
Total Stockholders’ Equity	8,706	15,937

Total Liabilities and Stockholders’ Equity	$10,126	$17,131
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating Expenses:
General and administrative	$2,246	$1,828	$4,602	$4,303
Research and development	2,844	1,484	5,272	3,165
Total operating expenses	5,090	3,312	9,874	7,468

Loss from operations	(5,090)	(3,312)	(9,874)	(7,468)

Other Income
Interest income	134	158	312	178
Total other income	134	158	312	178

Loss before provision for income taxes	(4,956)	(3,154)	(9,562)	(7,290)

Income tax provision	—	—	—	—

Net Loss	$(4,956)	$(3,154)	$(9,562)	$(7,290)

Net loss per share, basic and diluted	$(0.19)	$(0.16)	$(0.36)	$(0.52)

Weighted average common shares outstanding, basic and diluted	26,566,832	19,690,251	26,538,863	13,910,365

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Three months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - April 1, 2024	26,329,032	$3	$53,966	$(41,431)	$12,538
Stock based compensation expense	—	—	1,040	—	1,040
Sale of Common Stock under ATM, net of issuance costs	50,000	—	76	—	76
Stock issuance upon exercise of stock options	5,252	—	8	—	8
Stock issuance upon vesting of restricted stock units	177,827	—	—	—	—
Net loss	—	—	—	(4,956)	(4,956)
Balance – June 30, 2024	26,562,111	$3	$55,090	$(46,387)	$8,706

Three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance – April 1, 2023	8,227,074	$1	$25,462	$(26,322)	$(859)
Stock based compensation expense	—	—	702	—	702
Sale of Common Stock, net of issuance costs	17,666,666	2	24,268	—	24,270
Stock issuance upon exercise of stock options	88,026	—	103	—	103
Stock issuance upon vesting of restricted stock units	8,750	—	—	—	—
Net loss	—	—	—	(3,154)	(3,154)
Balance – June 30, 2023	25,990,516	$3	$50,535	$(29,476)	$21,062

Six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2024	26,329,032	$3	$52,759	$(36,825)	$15,937
Stock based compensation expense	—	—	2,247	—	2,247
Sale of Common Stock under ATM, net of issuance costs	50,000	—	76	—	76
Stock issuance upon exercise of stock options	5,252	—	8	—	8
Stock issuance upon vesting of restricted stock units	177,827	—	—	—	—
Net loss	—	—	—	(9,562)	(9,562)
Balance - June 30, 2024	26,562,111	$3	$55,090	$(46,387)	$8,706

Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2023	8,009,743	$1	$24,559	$(22,186)	$2,374
Stock based compensation expense	—	—	1,095	—	1,095
Sale of Common Stock under ATM, net of issuance costs	17,872,955	2	24,762	—	24,764
Stock issuance upon exercise of stock options	88,026	—	103	—	103
Stock issuance upon vesting of restricted stock units	12,500	—	—	—	—
Stock issuance upon exercise of warrants	7,292	—	16	—	16
Net loss	—	—	—	(7,290)	(7,290)
Balance – June 30, 2023	25,990,516	$3	$50,535	$(29,476)	$21,062
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(9,562)	$(7,290)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation expense	2,247	1,095
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	92	152
Accounts payable and accrued expenses	210	(1,094)
Net cash used in operating activities	(7,013)	(7,137)

Cash Flows From Investing Activities
Purchase of property and equipment	(98)	—
Purchase of short-term investments	—	(3,939)
Net cash used in investing activities	(98)	(3,939)

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	76	24,764
Proceeds from exercise of stock options	8	103
Proceeds from exercise of warrants	—	16
Net cash provided by financing activities	84	24,883

Net increase (decrease) in cash and restricted cash	(7,027)	13,807
Cash, cash equivalents and restricted cash – Beginning of period	16,239	3,594

Cash, cash equivalents and restricted cash – Ending of period	$9,212	$17,401

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,157	$17,401
Restricted cash (included in other assets)	55	—
Total cash, cash equivalents and restricted cash	$9,212	$17,401

Supplemental Disclosures of Cash Flow Information:
Purchase of property and equipment in accounts payable	$16	$—
Taxes paid	$—	$—
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND OPERATIONS
HeartBeam, Inc. (“HeartBeam” or the “Company”) is a cardiac technology company focusing on developing and commercializing higher resolution ambulatory Electrocardiogram (“ECG”) solutions that enable the detection and monitoring of cardiac disease outside a healthcare facility setting. The Company’s ability to develop higher resolution ECG solutions is achieved through the development of the Company’s proprietary and patented Vector Electrocardiography (“VECG”) technology platform. HeartBeam’s VECG is capable of developing three-dimensional (3D) representations of cardiac electrical activity by displaying the spatial locations of ECG waveforms that demonstrated in early studies to deliver diagnostic capability equal or superior to traditional hospital-based ECG systems.

The Company has validated this technology and is seeking U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products. The Company filed a 510(k) submission in 2023 for its initial product, a patient-held VECG device, which is planned, with a second submission, to become an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of June 30, 2024 the Company has a cash and cash equivalents balance of approximately $9.2 million. Based on its current business plan assumptions and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On May 2, 2024, the Company entered into a Sales Agreement (“PV Sales Agreement”) with Public Ventures, LLC, as sales agent (“Public Ventures” or “Agent”), pursuant to which the Company may sell up to an aggregate of approximately $17 million of shares of the Company’s common stock. There were 50,000 shares issued under the At The Market (“ATM”) during the three months ended June 30, 2024. As of June 30, 2024, there was approximately $16.9 million available for issuance under the ATM.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships until FDA clearance is obtained for the Company’s initial telehealth product and sufficient revenue can be generated to achieve positive cash flow from operations. The Company expects no material commercial revenue in 2024. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of June 30, 2024 and December 31, 2023. The Company has made a deposit to the bank for their credit cards in the amount of $55,000 and is classified as restricted cash included in other assets as of June 30, 2024.

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

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment, net, to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are expensed as incurred. As of June 30, 2024, property and equipment, net represents construction-in-progress of $370,000 related to tooling development that has not been placed into service. Construction-in-progress amounts are not subject to depreciation as such assets are not yet available for their intended use.

NET LOSS PER COMMON SHARE

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2024 and 2023 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of June 30, 2024, 182,169 penny options have been included in the calculation of weighted average basic and diluted earnings per share.

The following is a summary of awards outstanding as of June 30, 2024 and 2023, which are not included in the computation of basic and diluted weighted average shares:

	Three and Six months ended June 30,
	2024	2023
Stock options (excluding exercisable penny stock options)	5,993,356	2,851,383
Restricted stock units	283,411	246,470
Warrants	5,152,397	5,152,397
Total	11,429,164	8,250,250

RECENTLY ISSUED ACCOUNTING STANDARDS

Not Yet Adopted as of June 30, 2024:

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company does not expect that the updated standard will have a significant impact on the Company’s financial statement disclosures.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

WARRANTS

The following is a summary of warrant activity during the six months ended June 30, 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2023	5,152,397	$4.71	3.35	$792
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable – June 30, 2024	5,152,397	$4.71	2.85	$1,158

NOTE 5 – STOCK-BASED COMPENSATION

At the June 2024 annual stockholders’ meeting the 2022 Equity Incentive Plan was amended to increase the number of authorized shares from 5,900,000 shares to 8,900,000.
STOCK OPTIONS
The following is a summary of stock option activity during the six months ended June 30, 2024:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Outstanding – December 31, 2023	6,092,525	$2.22	8.7	$2,945
Options granted	114,000	2.27
Options exercised	(5,252)	1.54
Options cancelled	(25,748)	2.41

Outstanding – June 30, 2024	6,175,525	$2.23	8.4	$3,692
Exercisable – June 30, 2024	1,748,660	$1.90	7.4	$1,687
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the six months ended June 30, 2024 and 2023, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Six months ended June 30,
	2024	2023
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	125.89% - 128.74%	110.23% - 111.73%
Expected term (in years)	6.02 - 7.00	5.71 - 6.07
Risk-free rate	4.50% - 4.60%	3.54% - 3.80%
Expected dividend yield	$—	$—
Weighted average grant date fair value per share	$1.81 - $2.48	$1.73 - $3.38

RESTRICTED STOCK UNITS
The following is a summary of RSU’s awards activity:

	Six months ended June 30, 2024
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	217,881	$3.12
Shares granted	243,357	2.26
Shares vested	(177,827)	3.13
Non-vested at the end of period	283,411	$2.38

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
General and administrative
Stock options	602,000	507,200	1,338,000	707,200
RSU’s	142,000	116,400	283,000	217,400
Total general and administrative	744,000	623,600	1,621,000	924,600
Research and development
Stock options	287,000	78,800	607,000	170,800
RSU’s	9,000	—	19,000	—
Total research and development	296,000	78,800	626,000	170,800
Total	1,040,000	702,400	2,247,000	1,095,400

During the six months ended 2023, the Company granted 2,208,000 options to various executives and employees. Sixty percent (60%) of these options vest based on FDA Clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) vest monthly over a period of 48 months.

The Company calculated the fair value for each of these grants using the Black-Scholes option pricing model and the performance-based options are expensed beginning from date of grant to the expected FDA clearance, which is based on management’s probability assessment performed on a quarterly basis.

As of June 30, 2024, total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $6.4 million and $0.6 million, respectively, which is expected to be recognized over a weighted-average period of 2.4 years and 1.08 years, respectively.

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

During April 2024, the Company entered into consulting agreement with one of the independent Board of Directors to provide business development consulting services. For these consulting services, the Company agreed to pay $5,000 per month as remuneration and granted 70,000 options to vest during over a period of 36 months. During the three months ended June 30, 2024, the Company recognized $24,500 related to these consulting services, which includes stock based compensation expense of $9,500.

NOTE 7 – COMMITMENTS

Lease Obligations

Prior to February 1, 2024, the Company was in a month-to-month lease agreement for its headquarters. The agreement was for an undefined term that could be cancelled at any time, given one month’s notice by either party. The Company’s monthly rent expense associated with this agreement was approximately $1,800. This headquarters lease was in the name of the Company’s Chief Executive Officer, and the cost was reimbursed monthly to CEO until January 31, 2024 when the Company terminated the month-to-month lease, and entered into a new lease in name of the Company with the same landlord. The new lease commenced on February 1, 2024, for initial period of 3 years. The Company performed an assessment and concluded that amount of operating lease right-of-use, or ROU assets was below the Company’s capitalization thresholds set in accordance with ASC 842. For the three and six months ended June 30, 2024 rent was approximately $5,400 and $10,440, respectively. For the three and six months ended June 30, 2023, rent expense was approximately $4,000 and $8,000, respectively.

Professional Services Agreement

In March 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc. (“TRT”), a co-development company, to assist in the design and development of the Company’s telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring. This agreement was followed by several amendments. The agreement with TRT includes a commitment totaling $1.7 million. For the three and six months ended June 30, 2024, the Company has expensed approximately $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2023, the Company has expensed approximately $0.4 million and $0.6 million, respectively.

As of June 30, 2024, the Company has a remaining commitment of $0.2 million.

Clinical Research Organization

On March 8, 2024, the Company has entered into an agreement with Clinical Research Organization (CRO) to perform certain services related to project set up, clinical trial management and monitoring during next six months. As per terms of the agreement, the Company will pay CRO approximately $0.5 million for these services. Additionally, the Company has signed a Clinical Study Agreement with first of five sites to carry out the clinical study for which CRO will act as Company sponsor in relation to payment for these services. The total cost of the clinical trial including the CRO cost is expected to approximate $0.8 million. For the three months and six months ended June 30, 2024, the Company has expensed $0.3 million and $0.7 million based on actual services performed by the CRO and clinical sites, of which $0.2 million was accrued as of June 30, 2024. As of June 30, 2024, the Company has a remaining commitment of $0.1 million.

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

Overview

We are a medical technology company focused on transforming cardiac care through the power of personalized insights. Our aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. Our ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of our proprietary and patented Vector Electrocardiography (“VECG”) technology platform. Our VECG technology is capable of capturing 3D vector signals of the heart’s electrical activity and synthesizing a 12-Lead (“12L”) ECG from these signals. In early studies, our approach demonstrated equal or superior diagnostic capability than traditional hospital-based 12L ECG systems.

Our Products (“Product” or “Products”) require FDA clearance and have not been cleared for marketing.

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our telehealth Product, (“HeartBeam AIMIGo™” or “AIMIGo™”), to address the rapidly growing field of ambulatory cardiac health monitoring. HeartBeam AIMIGo is comprised of a credit card sized electrocardiogram device, a patient application, a physician portal, and powerful cloud-based algorithms. We believe that we are uniquely positioned to play a central role in ambulatory cardiac monitoring including high-risk Coronary Artery Disease (“CAD”) patients, because the initial studies have shown that our ischemia detection system may be more accurate than existing ambulatory monitoring solutions. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”).

To date, we have developed a working prototype for HeartBeam AIMIGo and have filed a 510(k) submission with the FDA. This submission is for the initial Product, a device which is a 3 lead (3L) X, Y, Z vector VECG. We are in the substantive review phase of answering questions posed by the FDA on this submission. We have clarified the information requested in meetings with FDA representatives and are finalizing our official responses. During the second quarter of 2024 we received additional questions from FDA, have provided answers and additional data, and are engaged in productive discussions to finalize the clearance. If cleared as anticipated, we believe this will be the first patient-held VECG device to be cleared by the FDA and this will be a major milestone for the company.

Following the FDA clearance of the AIMIGo 3L device, we plan to file a submission for the software algorithms that synthesize a 12L ECG from the HeartBeam AIMIGo device. We have held two Pre-submission meetings with FDA on this 12L synthesis submission. These meetings have been focused primarily on the performance goals of our clinical study that is designed to demonstrate the similarity between our synthesized 12L signal and the output of a standard 12L ECG. Based on feedback from FDA and our clinical experts, we have designed our clinical study, “Clinical Validation of AIMIGo 12 Lead ECG Synthesis Software for Arrhythmia Detection: A Prospective Multicenter Pivotal Study,” (the “VALID-ECG Study”).

On June 20, 2024, we completed patient enrollment in the VALID-ECG study. The VALID-ECG study is a prospective single-arm multicenter trial designed with the goal to validate the AIMIGo 12L ECG Synthesis Software by comparing its results with those of a standard FDA-cleared 12L ECG using both quantitative and qualitative assessment methodologies. We enrolled a total of 198 patients presenting to an outpatient cardiology clinic or arrhythmia center for symptoms suggestive of cardiac arrhythmia or for routine checkup of previously diagnosed arrhythmia. The study included five sites. The primary objective is to demonstrate the equivalence of ECG waveforms between AIMIGo Synthesized 12L ECG and Standard 12L ECG, recorded simultaneously in each subject, by assessing intervals and amplitudes.

We are currently analyzing the data and working on the other components of the second 510(k) application. We anticipate submitting this 510(k) application in the second half of 2024. The result of these two 510(k) submissions, when cleared by the FDA as anticipated, will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review.

We continue to anticipate that our limited launch of AIMIGo will occur by the end of 2024. This limited launch, focused on the AIMIGo 3L system, will provide the company with valuable feedback on the user experience and functionality of the system in a real world setting. We do not anticipate that the AIMIGo 3L system clearance will generate significant revenue before the 12L clearance.

We also have an active AI program underway. Our AI team includes 5 PhDs. The leadership has deep AI expertise, including prior positions at Apple, Microsoft and Google. We have acquired approximately one million 12L ECGs from various sources, a key element in our fast-paced AI development efforts.

We have developed initial deep learning algorithms, focused on the ability to detect various cardiac arrhythmias. HeartBeam has had data on its deep learning algorithm accepted and presented at two prestigious Electrophysiology conferences. Data were presented at the European Heart Rhythm Association in Berlin, Germany in April 2024 and at the Heart Rhythm Society, in Boston MA in May 2024. We believe that, when combined with our Products, HeartBeam’s AI will provide additional value to patients and physicians in several ways, including:

•Providing automated classification of cardiac conditions, including common arrhythmias,
•The potential to further enhance user experience and simplify the onboarding process, and
•In the longer run, we believe that applying deep learning algorithms on top of the rich VECG data, especially with the longitudinal dataset from patients taking repeated readings, may result in unsurpassed predictive and diagnostic capabilities.

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

As of June 30, 2024, we had 15 employees. We intend to hire or engage additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Recent Developments

New Patent Assignments

Thus far in 2024, we have been granted two new U.S. patents:

•One patent covers apparatuses and methods that facilitate the comparison of cardiac signals over time for the automated or assisted detection of heart attacks. The other covers methods and apparatuses around HeartBeam’s wrist-based ECG system.

•We now have 13 issued U.S. patents and ten pending U.S applications. Outside of the U.S., we have four issued patents in Germany, France, Netherlands and United Kingdom and nineteen pending applications in Canada, China, the European Union, Japan, South Korea and Australia. We also have one pending Patent Cooperation Treaty application. The issued patents are predicted to expire between April 11, 2036 and March 4, 2044.

Interactions with Industrial Players

We believe that our VECG technology has the potential to be the most advanced ambulatory cardiac monitoring solution and is applicable in a number of form factors. In anticipation of FDA clearance, we are refining our go-to-market strategy and are encouraged by our early discussions with industry players and their interest in our technology.

At-the-Market Offering

On May 2, 2024, we entered into the PV Sales Agreement with Public Ventures, pursuant to which we may offer and sell from time to time, at our option, through or to Public Ventures, up to an aggregate of approximately $17 million of shares of the Company’s common stock, $0.0001 par value per share (the “Shares”). We will pay Public Ventures a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the Shares under the PV Sales Agreement. There were 50,000 shares issued under the ATM during the three months ended June 30, 2024. As of June 30, 2024, there was approximately $16.9 million available for issuance under the ATM following the use of the shelf registration on Form S-3 for the Agreements and the ATM during the quarter.

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

In order to proceed with the PV Sales Agreement, we terminated the prior Sales Agreement with A.G.P/Alliance Global Partners.

MedTech Breakthrough Award

On May 13, 2024, we were selected as the winner of the “Best New ECG Technology Solution” award in the 8th annual MedTech Breakthrough Awards program. This awards program is conducted by MedTech Breakthrough, an independent market intelligence organization that recognizes the top companies, technologies and products in the global digital health and medical technology market.

Results of operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For three months ended June 30				For six months ended June 30
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$2,246	$1,828	$418	23%	$4,602	$4,303	$299	7%
Research and development	2,844	1,484	1,360	92%	5,272	3,165	2,107	67%
Total operating expenses	5,090	3,312	1,778	54%	9,874	7,468	2,406	32%

Loss from operations	(5,090)	(3,312)	(1,778)	54%	(9,874)	(7,468)	(2,406)	32%

Interest income (expense)	134	158	(24)	(15)%	312	178	134	75%

Income tax provision	—	—	—	—%	—	—	—	—%

Net loss	$(4,956)	$(3,154)	$(1,802)	57%	$(9,562)	$(7,290)	$(2,272)	31%

Summary of Statements of Operations for the three and six months ended June 30, 2024 compared with the three and six months ended June 30, 2023:

General and administrative (“G&A”) expenses increased by approximately $0.4 million or 23% during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in G&A expense is primarily related to non-cash stock-based compensation expense amounting to $0.1 million associated with additional awards granted since June 30, 2023, higher consultants costs of $0.3 million primarily offset by lower legal costs in this quarter compared to the prior period.

General and administrative (“G&A”) expenses increased by approximately $0.3 million or 7% during the six months ended June 30, 2024. The increase in G&A expense is primarily related to non-cash stock-based compensation expense amounting to $0.7 million associated with additional awards granted since June 30, 2023, higher consulting costs of $0.3 million related to finance consultants, primarily offset by decrease in payroll cost of $0.5 million related to lower costs associated with transitioning our commercial team, decrease in lower investor relation costs, and legal costs incurred in this period compared to the prior period.

Research and development expenses (“R&D”) expenses increased by approximately $1.4 million or 92% during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in R&D expense is primarily related to increase in headcount of $0.4 million, increase of clinical and AI related costs of $0.7 million, increase in consulting spend of $0.3 million offset by decrease in product development consulting cost of $0.4 million primarily driven by completion of milestone projects in prior period.

Research and development expenses (“R&D”) expenses increased by approximately $2.1 million or 67% during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in R&D expense is primarily related to increase in headcount of $0.9 million and non-cash stock-based compensation expense amounting to $0.4 million associated with additional awards granted since June 30, 2023, increase of clinical and AI related costs of $1.2 million, increase in consulting spend of $0.2 million offset by decrease in product development consulting cost of $0.9 million primarily driven by completion of milestone projects in prior period.

Other income during the three and six months ended June 30, 2024 and 2023 is related to interest earned on our cash balances.

Liquidity and Capital Resources

Our cash requirements are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go-to-market strategies.

We have incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of June 30, 2024, we have cash and cash equivalents balance of approximately $9.2 million. Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

As of June 30, 2024, we had approximately $9.2 million in cash, a decrease of $7.0 million from $16.2 million as of December 31, 2023.

Our cash is as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$9,157	$16,189

Cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(7,013)	$(7,137)
Net cash used in investing activities	(98)	(3,939)
Net cash provided by financing activities	84	24,883

Operating Activities:

Net cash used in our operating activities of $7.0 million during the six months ended June 30, 2024, is primarily due to our net loss of $9.5 million less $2.2 million in non-cash expenses and $0.3 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $7.1 million during the six months ended June 30, 2023, is primarily due to our net loss of $7.3 million less $1.1 million in non-cash expenses, offset by $0.9 million of net changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities during the six months ended June 30, 2024 of $0.1 million, is from the purchase of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2023, of $3.9 million, is from the purchase of short-term investments.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities during the six months ended June 30, 2024, of $0.1 million is primarily from net proceeds from sale of equity, net of issuance costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The material weaknesses previously identified but not yet remediated include (i) lack of proper approval processes and review processes and documentation for such reviews, (ii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight, and (iii) lack of formal risk assessment under COSO framework. As of June 30, 2024, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Since the third quarter of 2023, we have undertaken specific remediation actions to address the material weaknesses in our financial reporting specifically remediating the material weakness as identified in the 2023 Form 10-K related to documentation of policies and procedures, and insufficient GAAP experience regarding complex transactions and reporting. These remediation actions included hiring a Controller in July 2023, who has extensive experience in developing and implementing internal controls and executing plans to remediate control deficiencies. We are establishing more robust processes related to the review of complex accounting transactions, the preparation of account reconciliations and the review of journal entries. We will continue to assess the remaining weaknesses as we continue to implement and refine control policies and procedures.

Changes in Internal Control

Although, we have hired personnel with sufficient GAAP experience to address the material weaknesses, there has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015 (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed September 7, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed September 9, 2021)
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021 (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 filed October 4, 2021)
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K filed November 17, 2022)
31.1*	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	Chief Executive Officer
Dated: August 14, 2024		(Principal Executive and Accounting Officer)