Form 10-Q
period 2024-09-30
HeartBeam, Inc.
filed 2024-11-07
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of November 5, 2024 was 26,665,470.

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
Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Condensed Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$5,768	$16,189
Prepaid expenses and other current assets	376	636
Total Current Assets	6,144	16,825

Property and equipment, net	457	256
Other assets	56	50
Total Assets	$6,657	$17,131

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (includes related party $5 and $2, respectively)	$1,856	$1,194
Total Current Liabilities	1,856	1,194

Total Liabilities	1,856	1,194

Commitments (Note 7)

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 authorized; 0 shares outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock - $0.0001 par value 100,000,000 shares authorized; 26,594,928 and 26,329,032 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid in capital	56,164	52,759
Accumulated deficit	(51,366)	(36,825)
Total Stockholders’ Equity	4,801	15,937

Total Liabilities and Stockholders’ Equity	$6,657	$17,131
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Operating Expenses:
General and administrative	$2,176	$2,114	$6,778	$6,417
Research and development	2,893	1,623	8,165	4,788
Total operating expenses	5,069	3,737	14,943	11,205

Loss from operations	(5,069)	(3,737)	(14,943)	(11,205)

Other Income and (Expense)
Interest income	96	267	408	445
Other expense	(6)	—	(6)	—
Total other income	90	267	402	445

Loss before provision for income taxes	(4,979)	(3,470)	(14,541)	(10,760)

Income tax provision	—	—	—	—

Net Loss	$(4,979)	$(3,470)	$(14,541)	$(10,760)

Net loss per share, basic and diluted	$(0.19)	$(0.13)	$(0.55)	$(0.59)

Weighted average common shares outstanding, basic and diluted	26,752,297	26,449,168	26,610,760	18,252,654

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Three months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - July 1, 2024	26,562,111	$3	$55,090	$(46,387)	$8,706
Stock based compensation expense	—	—	1,053	—	1,053
Stock issuance upon exercise of stock options	32,817	—	21	—	21
Net loss	—	—	—	(4,979)	(4,979)
Balance – September 30, 2024	26,594,928	$3	$56,164	$(51,366)	$4,801

Three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - July 1, 2023	25,990,516	$3	$50,535	$(29,476)	$21,062
Stock based compensation expense	—	—	926	—	926
Stock issuance upon exercise of stock options	92,046	—	111	—	111
Stock issuance upon vesting of restricted stock units	242,720	—	—	—	—
Net loss	—	—	—	(3,470)	(3,470)
Balance – September 30, 2023	26,325,282	$3	$51,572	$(32,946)	$18,629

Nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2024	26,329,032	$3	$52,759	$(36,825)	$15,937
Stock based compensation expense	—	—	3,300	—	3,300
Sale of Common Stock under ATM, net of issuance costs	50,000	—	76	—	76
Stock issuance upon exercise of stock options	38,069	—	29	—	29
Stock issuance upon vesting of restricted stock units	177,827	—	—	—	—
Net loss	—	—	—	(14,541)	(14,541)
Balance - September 30, 2024	26,594,928	$3	$56,164	$(51,366)	$4,801

Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2023	8,009,743	$1	$24,559	$(22,186)	$2,374
Stock based compensation expense	—	—	2,021	—	2,021
Sale of Common Stock, net of issuance costs	17,872,955	2	24,762	—	24,764
Stock issuance upon exercise of stock options	180,072	—	214	—	214
Stock issuance upon vesting of restricted stock units	255,220	—	—	—	—
Stock issuance upon exercise of warrants	7,292	—	16	—	16
Net loss	—	—	—	(10,760)	(10,760)
Balance – September 30, 2023	26,325,282	$3	$51,572	$(32,946)	$18,629
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(14,541)	$(10,760)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation expense	3,300	2,021
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	260	150
Accounts payable and accrued expenses	662	(646)
Net cash used in operating activities	(10,319)	(9,235)

Cash Flows From Investing Activities
Purchase of property and equipment	(201)	(144)
Net cash used in investing activities	(201)	(144)

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	76	24,764
Proceeds from exercise of stock options	29	214
Proceeds from exercise of warrants	—	16
Net cash provided by financing activities	105	24,994

Net increase (decrease) in cash and restricted cash	(10,415)	15,615
Cash, cash equivalents and restricted cash – Beginning of period	16,239	3,594

Cash, cash equivalents and restricted cash – Ending of period	$5,824	$19,209

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,768	$19,184
Restricted cash (included in other assets)	56	25
Total cash, cash equivalents and restricted cash	$5,824	$19,209

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

The Company has validated this technology and is seeking U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products. The Company filed a 510(k) submission in 2023 for its initial product, a patient-held VECG device. With a planned second submission, this product will become an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review.

The Company was incorporated in 2015 as a Delaware corporation. The Company operates as one segment and its operations are based in Santa Clara, California.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of September 30, 2024 the Company has a cash and cash equivalents balance of approximately $5.8 million. Based on its current business plan assumptions and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Therefore, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations. The Company expects no material commercial revenue in 2024.

The Company continues to maintain strong financial discipline as it achieves critical R&D, clinical and regulatory milestones in advance of commercialization. Management believes the continued achievement of these milestones will provide the Company the ability to raise additional capital. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

On May 2, 2024, the Company entered into a Sales Agreement (“PV Sales Agreement”) with Public Ventures, LLC, as sales agent (“Public Ventures”), pursuant to which the Company may sell up to an aggregate of approximately $17 million of shares of the Company’s common stock. There were 50,000 shares issued under the At The Market (“ATM”) during the nine months ended September 30, 2024. As of September 30, 2024, there was approximately $16.9 million available for issuance under the ATM.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of September 30, 2024 and December 31, 2023. The Company has made a deposit to the bank for their credit cards in the amount of $56,000 and $50,000 and is classified as restricted cash included in other assets as of September 30, 2024, and December 31, 2023, respectively.

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

During the three months ended September 30, 2024, the Company has capitalized tools amounting to $52,200, which is being depreciated based on useful life of 7 years. Depreciation and amortization expense for the three months ended September 30, 2024 was nominal. As of September 30, 2024, property and equipment, net represents machinery and equipment of $51,600 and construction-in-progress related to tooling development that has not been placed into service is amounting to $405,000 and $256,000 as of September 30, 2024, and December 31, 2023, respectively. Construction-in-progress amounts are not subject to depreciation as such assets are not yet available for their intended use.

NET LOSS PER COMMON SHARE

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. Penny options of 178,533 and 176,105 have been included in the calculation of weighted average basic and diluted earnings per share for the three and nine months ended September 30, 2024 and September 30, 2023, respectively.

The following is a summary of awards outstanding as of September 30, 2024 and 2023, which are not included in the computation of basic and diluted weighted average shares:

	Three and Nine months ended September 30,
	2024	2023
Stock options (excluding exercisable penny stock options)	7,244,175	4,782,020
Restricted stock units	283,411	221,631
Warrants	5,152,397	5,152,397
Total	12,679,983	10,156,048

RECENTLY ISSUED ACCOUNTING STANDARDS

Not Yet Adopted as of September 30, 2024:

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is evaluating the disclosure impact of the updated standard on the Company’s financial statement disclosures.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

WARRANTS

The following is a summary of warrant activity during the nine months ended September 30, 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2023	5,152,397	$4.71	3.35	$792
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable – September 30, 2024	5,152,397	$4.71	2.59	$742

NOTE 5 – STOCK-BASED COMPENSATION

At the June 2024 annual stockholders’ meeting the 2022 Equity Incentive Plan was amended to increase the number of authorized shares from 5,900,000 shares to 8,900,000.
STOCK OPTIONS
The following is a summary of stock option activity during the nine months ended September 30, 2024:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Outstanding – December 31, 2023	6,092,525	$2.22	8.7	$2,945
Options granted	1,435,000	2.32
Options exercised	(38,069)	0.77
Options cancelled	(66,748)	3.54

Outstanding – September 30, 2024	7,422,708	$2.24	8.6	$2,826
Exercisable – September 30, 2024	2,147,402	$1.96	7.5	$1,534
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the nine months ended September 30, 2024 and 2023, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Nine Months ended September 30,
	2024	2023
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	125.33% - 128.85%	110.23% - 110.64%
Expected term (in years)	6.00 - 7.00	5.85 - 6.07
Risk-free rate	3.59% - 4.60%	3.54% - 3.95%
Expected dividend yield	$—	$—
Weighted average grant date fair value per share	$1.81 - $2.48	$1.75 - $3.38

RESTRICTED STOCK UNITS
The following is a summary of RSU’s awards activity during the nine months ended September 30, 2024:

	Nine Months ended September 30, 2024
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	217,881	$3.12
Shares granted	243,357	2.26
Shares vested	(177,827)	3.13
Non-vested at the end of period	283,411	$2.38

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense (rounded):

	Three months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
General and administrative
Stock options	560,000	589,500	1,898,000	1,352,100
RSU’s	149,000	153,000	433,000	323,000
Total general and administrative	709,000	742,500	2,331,000	1,675,100
Research and development
Stock options	334,000	173,600	941,000	336,100
RSU’s	10,000	10,200	28,000	10,200
Total research and development	344,000	183,800	969,000	346,300
Total	1,053,000	926,300	3,300,000	2,021,400

During the nine months ended 2023, the Company granted 2,208,000 options to various executives and employees. Sixty percent (60%) of these options vest based on FDA Clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) vest monthly over a period of 48 months.

The Company calculated the fair value for each of these grants using the Black-Scholes option pricing model and the performance-based options are expensed beginning from date of grant to the expected FDA clearance, which is based on management’s probability assessment performed on a quarterly basis.

As of September 30, 2024, total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $8.3 million and $0.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.9 years and 0.85 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which a prior executive of the Company had significant influence. On December 29, 2023, this executive, informed the Company of his plans to retire from his position as of February 1, 2024 and as such ceased to be a related party as of February 1, 2024. The Company had balances due to this firm amounting to approximately $2,000 as of December 31, 2023.

During April 2024, the Company entered into consulting agreement with one of the independent Board of Directors to provide business development consulting services. For these consulting services, the Company agreed to pay $5,000 per month as remuneration and granted 70,000 options to vest during over a period of 36 months. During the three and nine months ended September 30, 2024, the Company recognized $25,700 and $50,200, respectively related to these consulting services, which includes stock based compensation expense of $10,700 and $20,200, respectively.

NOTE 7 – COMMITMENTS

Lease Obligations

Prior to February 1, 2024, the Company was in a month-to-month lease agreement for its headquarters. The agreement was for an undefined term that could be cancelled at any time, given one month’s notice by either party. The Company’s monthly rent expense associated with this agreement was approximately $1,800. This headquarters lease was in the name of the Company’s Chief Executive Officer, and the cost was reimbursed monthly to CEO until January 31, 2024 when the Company terminated the month-to-month lease, and entered into a new lease in name of the Company with the same landlord. The new lease commenced on February 1, 2024, for initial period of 3 years. The Company performed an assessment and concluded that amount of operating lease right-of-use, or ROU assets was below the Company’s capitalization thresholds set in accordance with ASC 842. For the three and nine months ended September 30, 2024 rent was approximately $5,400 and $15,840, respectively. For the three and nine months ended September 30, 2023, rent expense was approximately $4,000 and $12,000, respectively.

Professional Services Agreement

In March 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc. (“TRT”), a co-development company, to assist in the design and development of the Company’s telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring. This agreement was followed by several amendments. The agreement with TRT includes a commitment totaling $1.7 million. For the three and nine months ended September 30, 2024, the Company has expensed approximately $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2023, the Company has expensed approximately $0.3 million and $0.8 million, respectively.

As of September 30, 2024, the Company has a remaining commitment of $0.1 million.

Clinical Research Organization

On March 8, 2024, the Company has entered into an agreement with Clinical Research Organization (CRO) to perform certain services related to project set up, clinical trial management and monitoring during next six months. As per terms of the agreement, the Company will pay CRO approximately $0.5 million for these services. Additionally, the Company has signed a Clinical Study Agreement with first of five sites to carry out the clinical study for which CRO will act as Company sponsor in relation to payment for these services. The total cost of the clinical trial including the CRO cost is expected to approximate $0.9 million. For the three months and nine months ended September 30, 2024, the Company has expensed $0.1 million and $0.7 million based on actual services performed by the CRO and clinical sites, of which $0.1 million was accrued as of September 30, 2024. As of September 30, 2024, the Company has a remaining commitment of $0.1 million.

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

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our telehealth Product, (“the HeartBeam System”, previously referred to as “AIMIGo™”), to address the rapidly growing field of ambulatory cardiac health monitoring. The HeartBeam System is comprised of a credit card sized electrocardiogram device, a patient application, a physician portal, and powerful cloud-based algorithms. We believe that we are uniquely positioned to play a central role in ambulatory cardiac monitoring including high-risk Coronary Artery Disease (“CAD”) patients, because the initial studies have shown that our ischemia detection system may be more accurate than existing ambulatory monitoring solutions. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”).

To date, we have developed a working prototype for the HeartBeam System and have filed a 510(k) submission with the FDA. This submission is for the initial Product, a device which is a 3 lead (3L) X, Y, Z vector VECG. We are in the substantive review phase of answering questions posed by the FDA on this submission. We have clarified the information requested in meetings with FDA representatives and are finalizing our official responses. During the second half of 2024 we received additional questions from FDA, have provided answers and additional data, and are engaged in productive discussions to finalize the clearance. If cleared as anticipated, we believe this will be the first patient-held VECG device to be cleared by the FDA and this will be a major milestone for the company.

Following FDA clearance of the HeartBeam System, we plan to file a submission for the software algorithms that synthesize a 12L ECG from the HeartBeam System. We have held two pre-submission meetings with the FDA on this 12L synthesis submission. These meetings focused primarily on the performance goals of our clinical study that is designed to demonstrate the similarity between our synthesized 12L signal and the output of a standard 12L ECG for the intended use. Based on feedback from FDA and our clinical experts, we have designed a prospective multicenter pivotal study, the VALID-ECG Study for clinical validation of the HeartBeam 12 Lead ECG Synthesis Software for Arrhythmia Detection.

On June 20, 2024, we completed patient enrollment in the VALID-ECG Study. A total of 198 patients were enrolled from five clinical sites in the United States. The primary objective was to demonstrate the equivalence of ECG waveforms between the HeartBeam System Synthesized 12L ECG and Standard 12L ECG, recorded simultaneously in each subject, by assessing relevant ECG characteristics, i.e. intervals and amplitudes. Efforts were made to enroll patients with a diverse demographic profile reflective of the intended use population in the United States.

We are currently analyzing the data and working on the other components of the second 510(k) application. We anticipate submitting this 510(k) application soon after receiving the initial FDA clearance. The result of these two 510(k) submissions, if cleared by the FDA as anticipated, will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review.

We continue to anticipate that our Early Access Program for the HeartBeam System will occur in coming months. This program will provide the company with valuable feedback on the user experience and functionality of the system in a real world setting. We do not anticipate that the HeartBeam System clearance will generate significant revenue before the 12L clearance.

We also have an active AI program underway. Our AI team includes 5 PhDs. The leadership has deep AI expertise, including prior positions at Apple, Microsoft and Google. We have acquired approximately one million 12L ECGs from various sources, a key element in our fast-paced AI development efforts.

We have developed initial deep learning algorithms, focused on the ability to detect various cardiac arrhythmias. HeartBeam has had data on its deep learning algorithm presented at two prestigious Electrophysiology conferences. Data were presented at the European Heart Rhythm Association in Berlin, Germany in April 2024 and at the Heart Rhythm Society, in Boston, MA in May 2024. We believe that, when combined with our Products, HeartBeam’s AI will provide additional value to patients and physicians in several ways, including:

•Providing automated classification of cardiac conditions, including common arrhythmias,
•Potentially enhancing user experience and simplify the onboarding process, and
•In the longer run, we believe that applying deep learning algorithms on top of the rich VECG data, especially with the longitudinal dataset from patients taking repeated readings, may result in unsurpassed predictive and diagnostic capabilities.

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

The study showed that the automated analysis of the VECG and 12L ECG signals had similar performance in determining whether a coronary artery was occluded. Also in the study, the human interpretation of the 12L ECGs had significant intra- and inter-observer variability, which does not occur with automated readings. The study also showed that the presence of the “normal baseline” recording, a novel feature that is integral to HeartBeam’s VECG technology, dramatically improved the accuracy of interpretation, increasing the Area Under the Curve, a standard measure of diagnostic performance, from 0.72 to 0.95. This is particularly important since physicians who are analyzing 12L ECGs often do not have access to a normal baseline, implying that the HeartBeam system could outperform this approach.

The study was a collaboration of Harvard Medical School Faculty at Beth Israel Deaconess Medical Center in Boston, MA, and Clinical Center of Serbia in Belgrade.

As of September 30, 2024, we had 20 employees. We intend to hire or engage additional full-time professionals, employees, and / or consultants to align with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Recent Developments

New and Existing Patent Assignments

Thus far in 2024, we have been granted two new U.S. patents:

•One patent covers apparatuses and methods that facilitate the comparison of cardiac signals over time for the automated or assisted detection of heart attacks. The other patent covers methods and apparatuses around HeartBeam’s wrist-based ECG system.

•We now have 17 issued patents worldwide, with 13 issued patents in the U.S. and four issued patents in Germany, France, Netherlands and United Kingdom. Additionally, we have ten pending U.S applications and twenty-one pending applications in Canada, China, the European Union, Japan, South Korea and Australia. We also have one pending Patent Cooperation Treaty application. The issued patents are predicted to expire between April 11, 2036 and March 4, 2044.

Interactions with Industrial Players

We believe that our VECG technology has the potential to be the most advanced ambulatory cardiac monitoring solution and is applicable in a number of form factors. In anticipation of FDA clearance, we are refining our go-to-market strategy and are encouraged by our early discussions with industry players and their interest in our technology.

Presentations at AHA

In August 2024, we were notified of the acceptance of two of our pilot studies for presentation at American Heart Association meeting in November 2024. The studies are designed to show early evidence of (1) clinical equivalence of the HeartBeam Synthesized 12L ECG to a standard 12L ECG for diagnosis of arrhythmia and (2) the use of the technology for heart attack detection.

At-the-Market Offering

On May 2, 2024, we entered into the PV Sales Agreement with Public Ventures, pursuant to which we may offer and sell from time to time, at our option, through or to Public Ventures, up to an aggregate of approximately $17 million of shares of the Company’s common stock, $0.0001 par value per share (the “Shares”). We will pay Public Ventures a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the Shares under the PV Sales Agreement. There were 50,000 Shares issued under the ATM during the three months ended June 30, 2024. As of September 30, 2024, there was approximately $16.9 million available for issuance under the ATM following the use of the shelf registration on Form S-3 for the Agreements and the ATM during the quarter.

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

Appointment of Additional Senior Management Team members

On September 10, 2024, we announced the appointment of Timothy Cruickshank as Chief Financial Officer (CFO). Mr. Cruickshank brings more than 15 years of public company experience with a focus on growing businesses with disruptive technologies through authentic leadership, strategic focus, data-driven decisions, and strong risk management and governance. He succeeds long-time CFO Richard Brounstein, who has been serving in an advisory capacity since retiring in February 2024.

On September 24, 2024, we announced the appointment of Lance Myers, PhD, a pioneer in digital health data analytics and body-worn biosensor technologies, as Chief Artificial Intelligence (AI) Scientist. In this newly created position, Dr. Myers will play a pivotal role in guiding how AI is applied to the Company’s core technology. Most recently, Dr. Myers served as AI Advisor to HeartBeam until September 23, 2024.

On October 17, 2024, we announced the appointment of Robert Eno as Chief Executive Officer (CEO). Mr. Eno joined HeartBeam as President in January 2023 and will lead as the Company continues to work towards securing the foundational FDA 510(k) clearance for its vector-based technology and prepares for commercialization and growth. As part of a long-planned transition, Mr. Eno succeeds long-time CEO and founder, Branislav Vajdic, Ph.D. Dr. Vajdic will continue as President of HeartBeam, focused on innovating on the Company’s groundbreaking vector-based technology, driving research and development efforts, and advancing artificial intelligence (AI) applications.

Results of Operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For three months ended September 30				For nine months ended September 30
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$2,176	$2,114	$62	3%	$6,778	$6,417	$361	6%
Research and development	2,893	1,623	1,270	78%	8,165	4,788	3,377	71%
Total operating expenses	5,069	3,737	1,332	36%	14,943	11,205	3,738	33%

Loss from operations	(5,069)	(3,737)	(1,332)	36%	(14,943)	(11,205)	(3,738)	33%

Interest income	96	267	(171)	(64)%	408	445	(37)	(8)%
Other expense	(6)	—	(6)	100%	(6)	$—	(6)	100%

Income tax provision	—	—	—	—%	—	—	—	—%

Net loss	$(4,979)	$(3,470)	$(1,509)	43%	$(14,541)	$(10,760)	$(3,781)	35%

Summary of Statements of Operations for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023:

General and administrative (“G&A”) expenses increased by approximately $0.06 million or 3% during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in G&A expense is primarily related to increase in headcount amounting to $0.02 million, higher consultants costs of $0.07 million primarily offset by lower legal costs in this quarter compared to the prior period.

General and administrative (“G&A”) expenses increased by approximately $0.4 million or 6% during the nine months ended September 30, 2024. The increase in G&A expense is primarily related to non-cash stock-based compensation expense amounting to $0.7 million associated with additional awards granted since September 30, 2023, higher consulting costs of $0.4 million related to finance consultants, primarily offset by decrease in payroll cost of $0.4 million related to lower costs associated with restructuring of G&A headcount, decrease of $0.5 million comprising of lower investor relation costs, and legal costs incurred in this period compared to the prior period.

Research and development expenses (“R&D”) expenses increased by approximately $1.3 million or 78% during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in R&D expense is primarily related to increase in headcount of $0.3 million and non-cash stock-based compensation expense amounting to $0.1 million associated with additional awards granted since September 30, 2023, increase of clinical and AI related costs of $0.5 million, increase in consulting spend of $0.6 million offset by decrease in product development consulting cost of $0.1 million primarily driven by completion of milestone projects in prior period.

Research and development expenses (“R&D”) expenses increased by approximately $3.4 million or 71% during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase in R&D expense is primarily related to increase in headcount of $0.9 million and non-cash stock-based compensation expense amounting to $0.5 million associated with additional awards granted since September 30, 2023, increase of clinical and AI related costs of $2.0 million, increase in consulting spend of $1.0 million offset by decrease in product development consulting cost of $0.8 million primarily driven by completion of milestone projects in prior period.

Other income during the three and nine months ended September 30, 2024 and 2024 is related to interest earned on our cash balances.

Liquidity and Capital Resources

Our cash requirements are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go-to-market strategies.

We have incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of September 30, 2024, we have cash and cash equivalents balance of approximately $5.8 million. Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our continued operations and our commercialization plan will depend on the ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations. We expect no material commercial revenue in 2024 nor can we provide assurance that a financing or strategic relationships will be available on acceptable terms.

As of September 30, 2024, we had approximately $5.8 million in cash, a decrease of $10.4 million from $16.2 million as of December 31, 2023.

Our cash is as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$5,768	$16,189

Cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months ended September 30,
	2024	2023
Net cash used in operating activities	$(10,319)	$(9,235)
Net cash used in investing activities	(201)	(144)
Net cash provided by financing activities	105	24,994

Operating Activities:

Net cash used in our operating activities of $10.3 million during the nine months ended September 30, 2024, is primarily due to our net loss of $14.5 million less $3.3 million in non-cash expenses and $0.9 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $9.2 million during the nine months ended September 30, 2023, is primarily due to our net loss of $10.8 million less $2.0 million in non-cash expenses and $0.4 million of net changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities during the nine months ended September 30, 2024 of $0.2 million, is from the purchase of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2023, of $0.1 million, is primarily due to purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities during the nine months ended September 30, 2024, of $0.1 million is primarily from net proceeds from sale of equity, net of issuance costs.

Net cash provided by financing activities during the nine months ended September 30, 2023, of $24.9 million, is primarily from the issuance of common stock, net of issuance costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The material weaknesses previously identified but not yet remediated include (i) insufficient number of staff to maintain optimal segregation of duties and levels of oversight, and (ii) lack of formal risk assessment under COSO framework. As of September 30, 2024, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses described above, our management team, including the CEO and CFO have concluded that the condensed unaudited financial statements, and other financial information included in this quarterly report, fairly presents in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Since the third quarter of 2023, we have undertaken specific remediation actions to address the material weaknesses in our financial reporting specifically remediating the material weakness as identified in the 2023 Form 10-K related to documentation of policies and procedures, and insufficient GAAP experience regarding complex transactions and reporting. These remediation actions included hiring a Controller in July 2023, who has extensive experience in developing and implementing internal controls and executing plans to remediate control deficiencies, performing risk assessment under COSO framework, and hiring a Chief Financial Officer in September 2024, who has extensive experience leading public entities. We are establishing more robust processes related to the review of complex accounting transactions, the preparation of account reconciliations and the review of journal entries. We will continue to assess the remaining weaknesses as we continue to implement and refine control policies and procedures.

Changes in Internal Control

We have hired personnel with sufficient GAAP experience, completed documentation of policies and procedures, and documented proper approval processes including documentation of reviews to address the material weaknesses. There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015 (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed September 7, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed September 9, 2021)
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021 (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 filed October 4, 2021)
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K filed November 17, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Robert Eno
	Name:	Robert Eno
	Title:	Chief Executive Officer
Dated: November 7, 2024		(Principal Executive Officer)

	By:	/s/ Timothy Cruickshank
	Name:	Timothy Cruickshank
	Title:	Chief Financial Officer
Dated: November 7, 2024		(Principal Financial and Accounting Officer)