Form 10-K
period 2024-12-31
HeartBeam, Inc.
filed 2025-03-13
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period over from ___________ to ___________
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, there were 26,562,111 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding, of these, 21,686,174 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $55,733,467 as of June 30, 2024, based on the closing price of $2.57 for the registrant’s common stock on June 30, 2024.
As of March 11, 2025, there was 33,725,467 shares of the registrant’s common stock issued and outstanding.

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

NOTE REGARDING COMPANY REFERENCES
Throughout this Annual Report on Form 10-K, “HeartBeam,” the “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

Part I
Item 1. Business

Overview

We are a medical technology company focused on transforming cardiac care through the power of personalized insights. Our aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. Our ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of our proprietary and patented technology platform that allows us to collect heart’s electrical activity from three distinct directions and synthesize a 12-Lead (12L) ECG from these signals. Our approach has demonstrated comparable diagnostic capability to a traditional hospital-based 12L ECG system in recent studies. The data from these studies was also submitted to FDA as part of our recent FDA submission.

Our Products (“Product” or “Products”) require U.S. Food and Drug Administration (“FDA”) clearance. The HeartBeam System (defined below) was granted FDA clearance on December 13, 2024. We believe the HeartBeam System is the first FDA cleared cable-free, ambulatory ECG that captures the heart’s electrical signals from three distinct directions for high-fidelity data collection and advanced diagnostics.

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our Product, (the “HeartBeam System”, previously referred to as “AIMIGo™”), to address the rapidly growing field of ambulatory cardiac health monitoring. The HeartBeam System is comprised of a credit card sized electrocardiogram device, a patient application, a physician portal, and powerful cloud-based algorithms. We believe that we are uniquely positioned to play a central role in ambulatory cardiac monitoring including high-risk Coronary Artery Disease (“CAD”) patients, because the initial studies have shown that our ischemia detection tool may be more accurate than existing ambulatory monitoring solutions. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”).

HeartBeam device in ready position (left) and the front view(right)

In January 2025, the Company filed a 510(k) notification for the software algorithms that synthesize a 12L ECG from the HeartBeam System. This latest submission builds on HeartBeam’s recent FDA clearance for its patented technology, which captures the heart’s electrical signals from three distinct directions. The software synthesizes these signals into a familiar 12-lead ECG using a personalized transformation matrix.

The cumulative result of these two 510(k) submissions, once cleared by the FDA, will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review for arrhythmia assessment.

In support of this recent submission, the Company held two pre-submission meetings with the FDA on this 12L synthesis submission. These meetings focused primarily on the performance goals of our clinical study designed to demonstrate the similarity between our synthesized 12L signal and the output of a standard 12L ECG for the intended use. Based on feedback from FDA and our clinical experts, the Company designed a prospective multicenter pivotal study, the VALID-ECG pivotal study, for clinical validation of the HeartBeam 12 Lead ECG Synthesis Software for Arrhythmia Detection.

This latest FDA submission is backed by robust data from the VALID-ECG study, which enrolled 198 patients across five clinical sites. The Company believes the study's findings support the clinical equivalence of HeartBeam's synthesized 12-lead ECG where the leads are similar to standard 12-lead ECGs for rhythm and arrhythmia assessment. Efforts were made to enroll patients with a diverse demographic profile reflective of the intended use population in the United States. The primary objective was to demonstrate the equivalence of ECG waveforms between the HeartBeam System’s synthesized 12L ECG and a standard 12L ECG, recorded simultaneously in each subject, by assessing relevant ECG characteristics, i.e. intervals and amplitudes.

The Company is in the process of initiating an Early Access Program for the HeartBeam System. This program will provide the company with valuable feedback on the user experience, overall workflow and functionality of the system in a real-world setting. The Early Access Program will also help prepare the Company to commercialize the technology once we receive FDA clearance for our 12L synthesis algorithm. We do not anticipate that the HeartBeam System clearance will generate significant revenue before the clearance of the synthesized 12L algorithm.

We also have an active AI program underway. We have acquired approximately one million 12L ECGs from various sources, a key element in our fast-paced AI development efforts.

We have developed initial deep learning algorithms, focused on the ability to detect various cardiac arrhythmias. HeartBeam has had data on its deep learning algorithm presented at two prestigious Electrophysiology conferences. Data were presented at the European Heart Rhythm Association in Berlin, Germany in April 2024 and at the Heart Rhythm Society, in Boston, MA in May 2024. We believe that, when combined with our Products, HeartBeam’s AI will provide additional value to patients and physicians in several ways, including:

•Providing automated classification of cardiac conditions, including common arrhythmias,
•Potentially enhancing user experience and simplify the onboarding process, and
•In the longer run, we believe that applying deep learning algorithms on top of the rich data, especially with the longitudinal dataset from patients taking repeated readings, may result in unsurpassed predictive and diagnostic capabilities.

The custom software and hardware of our Products are classified as Class II medical devices by the FDA. Premarket review and clearance by the FDA for Class II devices is generally accomplished through the 510(k) premarket notification process or De Novo process. Given the proposed intended use of our device, the 510(k) submission or De Novo process is expected to require clinical data to support FDA clearance.

HeartBeam has 14 issued U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,701,049, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972, U.S. 11,234,658, U.S. 11,793,444, U.S. 11,877,853, U.S. 11,969,251 and U.S. US 12,207,908), and nine pending U.S applications. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands and the United Kingdom and twenty-four pending applications in Canada, China, the European Union, Japan, South Korea and Australia. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

Market Overview

Chronic diseases are the number one burden on the healthcare system, driving up costs each year, and cardiovascular illnesses are one of the top contributors. Regulators, payors, and providers are focused on earlier diagnosis and improved management of these conditions to drive better outcomes at lower cost. One way to accomplish this is through the use of Connected Medical Devices - solutions that use technology to provide healthcare services remotely and aim to reduce healthcare expenditures while allowing patients to engage with clinicians and better self-manage their care. The Connected Medical Device Market size is estimated at $66 billion in 2024, and is expected to reach $133 billion by 2029, growing at a compounded annual growth (“CAGR”) of 15% during the forecast period (2024-2029).

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

Our Product, the HeartBeam System, with its patented design, is the first-of-its-kind to receive FDA clearance for its ability to collect heart’s electrical activity from three distinct directions allowing us to get a complete view of the heart’s electrical activity. As a high-fidelity electrocardiogram (ECG) system with a credit card-sized form factor and cable-free design, it captures heart signals from three distinct directions for actionable heart health information and allows physicians to diagnose a wide range of non-urgent complex arrhythmias.

In the future, we believe we will be able to show that our easy-to-use device (without cables) provides signals that can provide a representation similar to a 12L ECG (the gold-standard) and therefore will have several applications for ambulatory use, including potential ischemic events.

In the US, someone has a heart attack every 40 seconds. We believe there are no products on the market that are portable, easy to use, and always with the patient to provide physicians with timely and highly accurate information about heart conditions that could be detected with a standard 12L ECG. A tool that is always with the patient and decreases time to intervention would have a significant effect on saving lives and healthcare dollars. We believe our technology will address this problem by providing a convenient, cost-effective cardiac monitoring solution, including software and hardware for physicians and their patients

Products and Technology

This novel technology has resulted in our initial Product, the HeartBeam System. Our HeartBeam System device is similar to the size of a credit card and records cardiac signals with integrated electrodes rather than cables. The thickness of our credit card-sized ECG signal collection device is about 1/8 inch (4 mm), and it weighs about 1 ounce (28 grams). The core technology consists of a series of patented inventions and associated algorithms that allow us to capture the heart’s electrical activity from three distinct directions.

In the future, our patented technology, along with a proprietary algorithm, will allow us to generate signals similar to a 12L ECG without the need for cables, unlike a standard 12L ECG machine. In addition, we will also use the concept of a baseline, through which we will also be able to measure the change in cardiac parameters between an asymptomatic (baseline) recording and the symptomatic recording. It will be personalized for every patient as every patient has a unique baseline, offering an increase in diagnostic performance as published previously in JACC: Advances (https://www.jacc.org/doi/10.1016/j.jacadv.2023.100454). Long-term, there will be obvious ease-of-use advantages when comparing our credit card-sized device to the current 12L ECG machine. The small form factor of our device makes it portable and can be used by a patient at home or elsewhere. The device can be self-applied versus requiring a trained professional to apply. Additionally, the ease of usage will allow for prompt data collection, immediately upon symptom onset which can be sent a physician to assess the patient’s ECG in the context of the patient’s baseline ECG, symptoms, and cardiac health history.

The HeartBeam System consists of a number of capabilities that the Company plans to introduce over time. These are:

1.An FDA-cleared credit card-sized ECG collection device. The device captures cardiac signals in three distinct directions and transmits them via Bluetooth connection to a smartphone. It is always with the patient given its small form factor. It is easy to use as all that is required of the patient is that the device be pressed against the chest.
2.In the future, a cloud-based software system that serves four basic functions: (1) performing a final check of the ECG signal quality, (2) synthesizing a 12L ECG from the three measured leads, (3) creating a diagnostic suggestion based on risk factors and symptoms and (4) preparing a summary report for the physician. These software functions will be introduced to the HeartBeam System product in a sequential manner. To facilitate a more accurate physician interpretation of the data, the software will also overlay the patient’s synthesized baseline 12L ECG waveform on the synthesized 12L ECG waveform from the current reading. To ensure high signal quality, the system checks for noise levels in the recorded signals. Those signals that can be effectively filtered are accepted and those that have a noise level above an empirically established threshold are rejected. If a recorded signal is rejected, the user is asked to repeat the recording.
3.A web-based physician portal capable of displaying the following relevant information for the physician to analyze: diagnostic suggestion, patient history, symptoms, synthesized 12L ECG, and recorded 3 leads. Our physician portal assists physicians with their diagnostic interpretation by providing both the baseline 12L synthesized ECG and the 12L synthesized ECG that is under evaluation.
4.A dedicated ECG monitoring and reading team of medical professionals to offer 24/7/365 services in order to provide a recommended course of action to patients based on the ECG signals, symptoms, and patient history. The patient will have the option of having a consult with a medical professional. This capability will be developed in-house or outsourced through a contracted third-party organization.

The market release of our Product will be in multiple versions.

The initial Product, which was cleared by the FDA on December 13, 2024, includes a credit card-sized device that records the cardiac activity from three distinct directions and displays the signals for clinician review. The system also includes a patient application, a physician portal, and wireless communications among the elements. We believe this is the first patient-friendly, portable device to be cleared by the FDA and is a major milestone for the Company. In addition, this clearance provides the regulatory foundation for subsequent products in our product portfolio.

Following the clearance of the initial Product, we are working to obtain a second 510(k) clearance. This clearance will be focused on the ability to offer to the physician a pair of baseline and symptomatic 12L ECGs, both synthesized from signals collected from our currently cleared HeartBeam System. This approach leverages recently issued patents for a personalized system for synthesizing 12L ECG waveforms. This second 510(k) application was submitted to FDA in January 2025. A key part of this submission is a pivotal study demonstrating the similarity between the synthesized 12L output from the HeartBeam System and a simultaneously recorded standard 12L ECG. We held two pre-submission meetings with FDA on the 12L synthesis submission. These meetings focused primarily on the performance goals of our clinical study. Based on feedback from the FDA and our clinical experts, we designed and successfully completed our clinical study, “Clinical Validation of AIMIGo 12 Lead ECG Synthesis Software for Arrhythmia Detection: A Prospective Multicenter Pivotal Study,” (the “VALID-ECG Study”).

On March 13, 2024, we enrolled the first patient in the VALID-ECG study. The VALID-ECG study is a prospective single-arm multicenter trial designed with the goal to validate the HeartBeam 12L ECG Synthesis Software by comparing its results with those of a standard FDA-cleared 12L ECG using both quantitative and qualitative assessment methodologies. We enrolled a total of 198 patients presenting to an outpatient cardiology clinic or arrhythmia center for symptoms suggestive of cardiac arrhythmia or for routine checkup of previously diagnosed arrhythmia. The study was conducted across 5 sites, and completed enrollment and data collection earlier in 2024. The primary objective is to demonstrate the clinical equivalence of ECG waveforms between HeartBeam Synthesized 12L ECG and Standard 12L ECG, recorded simultaneously in each subject, by assessing intervals and amplitudes. In addition, we have completed a 70-patient pilot study, which mirrors the pivotal study.

Future versions of the Product may include AI algorithms that automatically classify the 3-lead signals and identify common arrhythmias as well as normal sinus rhythm. Other potential enhancements include our proprietary ECG interpretation MI algorithms and our overall MI diagnostic suggestion.

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

Every 40 seconds someone in the US has a heart attack, or MI. Unfortunately, there is no way for patients at home to distinguish if the symptoms they are experiencing are due to an MI, or some other more benign condition such as indigestion. As a result, patients often ignore symptoms and delay seeking care, which leads to worse outcomes and increased mortality. Shortening that time from symptoms to the door of a medical facility would reduce complications and save lives. On the other hand, many patients who go to the Emergency Department (ED) with chest pain are not experiencing an MI. Chest pain is the second most common reason for an ED visit in patients over 45, yet fewer than 20% of chest pain ED visits result in a diagnosis of a life-threatening condition. These unnecessary ED visits lead to well over $10 billion in unnecessary healthcare expenditures.

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

We believe our technology will address these market needs and has several key attributes that make it a good fit for these patients. Our Product can be used anywhere when symptoms occur and offers the potential for lifelong patient usage. The device is practically always near the patient and ready to be used for recording a cardiac event. It enables real-time transmission of the ECG signals and in the future, a synthesized 12L ECG. We believe physicians will typically prescribe our solution to chronic cardiovascular patients for long term monitoring, thereby enabling prolonged data collection and delivering a more complete picture for diagnosis. This will also enable the use of artificial intelligence (AI) on our future database that will have a unique set of longitudinal ECG signals and synthesized 12L ECGs.

As we believe our ECG platform will demonstrate 12L equivalence and clinical and cost-effectiveness advantages, coupled with a patent protected technology, we believe this might open multiple licensing and/or partnering opportunities with players in the ECG, cardiac monitoring patch and smart watch verticals.

Market Strategy

Our goal is to establish our Products as key solutions for concierge practices consisting of internal medicine and cardiology specialty, as well as cardiology practices. Our efforts to enter the market involve establishing clinical evidence and demonstrating the cost-effectiveness of adopting our Products. The initial geographic market for HeartBeam System is the US.

The primary customers are concierge physicians, cardiology practices and the cardiology departments of hospitals. Healthcare insurers are another important customer, as they will potentially benefit from the reduced costs to the healthcare system. We are working to develop new clinical studies and publish results of completed clinical studies and plan to demonstrate real world cost-effectiveness of the use of the solution.

Our initial targets for the HeartBeam System are market segments that see value in an easy-to-use medical-grade ECG device. These will be segments in which payment for the device will be outside of the established reimbursement system. These target segments may include concierge practices, the hospital-at-home segment and use in clinical trials.

Our long-term strategy is to generate sufficient evidence of clinical efficacy and cost-effectiveness and partner with health insurance companies (payers) to seek coverage for the HeartBeam System solution. We expect to be able to demonstrate significant clinical benefits for patients and savings to Payers.

Our primary marketing strategy will focus on the medical community with continued validation of clinical efficacy and cost-effectiveness and the establishment of reference sites. We will also create educational materials and provide other support to help educate our customers’ patients.

We are currently speaking with concierge practices and hospitals in large healthcare systems to educate them about our Product. These are sophisticated customers, and we plan to use technical presentations, peer-reviewed clinical data, and demonstration projects to achieve penetration of this market. We plan to continue to utilize the expertise of our medical advisory board, conduct clinical trials with leading cardiologists to increase the body of evidence, and establish reference sites among these customers.

We expect our value proposition will be progressively increased as we gradually add additional functionality to our monitoring solutions and drive down the cost by increasing scale and automation. We expect our HeartBeam System to eventually incorporate algorithms with the capabilities of detecting heart conditions that can be detected via a standard 12L ECG device. Additionally, as we collect rich longitudinal data sets from our patients, we expect to train AI algorithms that could potentially have predictive capabilities regarding different heart conditions. Over time and with scale, we expect that our costs per user will decrease and that we will provide more and better services to our patients.

For our initial markets, we plan to establish a direct sales network with relationships and experience selling to our target markets.

Clinical Data

A landmark clinical study on the HeartBeam technology was published in the August 2023 issue of the journal JACC: Advances. The publication, “Coronary Artery Occlusion Detection Using 3-Lead ECG System Suitable for Credit Card-Size Personal Device Integration” demonstrated that HeartBeam technology detects the presence of a coronary occlusion, the cause of heart attacks, with the same accuracy as a standard 12L ECG. The study showed that the automated analysis of the 3L ECG and 12L ECG signals had similar performance in determining whether a coronary artery was occluded. Also in the study, the human interpretation of the 12L ECGs had significant intra- and inter-observer variability, which does not occur with automated readings. The study also showed that the presence of the “normal baseline” recording, a novel feature that is integral to HeartBeam’s 3L ECG technology, dramatically improved the accuracy of interpretation, increasing the Area Under the Curve, a standard measure of diagnostic performance, from 0.72 to 0.95. This is particularly important since physicians who are analyzing 12L ECGs often do not have access to a normal baseline, implying that the HeartBeam System could outperform this approach. The study was a collaboration of Harvard Medical School Faculty at Beth Israel Deaconess Medical Center in Boston, MA, and Clinical Center of Serbia in Belgrade.

Data on the HeartBeam deep learning algorithm was presented at two prestigious Electrophysiology conferences: the European Heart Rhythm Society, held in Berlin, Germany in April 2024 and the Heart Rhythm Society, held in Boston, MA in May 2024.

Further, key data from two pilot studies were presented at American Heart Association meeting in November 2024. The studies demonstrated early evidence of (1) clinical equivalence of the HeartBeam Synthesized 12L ECG to a standard 12L ECG for diagnosis of arrhythmia and (2) the use of the technology for heart attack detection.

Competition

The cardiac monitoring and detection market is characterized by rapid technological change and strong competition. There are numerous companies developing technologies that are competitive, in a broad sense, to our products, and many of these companies have significantly greater resources than HeartBeam.

In the category of ambulatory cardiac monitors - devices that are intended to be used outside of a health facility setting - there are two major segments: consumer devices and devices prescribed for ACS.

Consumer Devices

The consumer device segment consists of devices that are FDA cleared but are sold directly to patients, without a prescription. Generally, these devices are single lead ECG devices intended to recognize heart rhythm abnormalities, such as atrial fibrillation, but are not intended for ischemia detection or for life threatening conditions such as heart attack.

•Apple Inc, a public company located in Cupertino, CA, produces the Apple Watch, which includes an ECG functionality. The Apple Watch is a single lead ECG with two electrodes that contact the wrist and the finger and is intended to detect some common cardiac arrhythmias, such as Atrial Fibrillation.

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

•Samsung Electronics Co., Ltd, based in Seoul, South Korea, is publicly traded in Korea. It produces the Galaxy Watch3 and Galaxy Watch Active2 smartwatches with an ECG functionality, intended to detect some common cardiac arrhythmias, such as Atrial Fibrillation.

Devices prescribed for ischemia detection

There are a small number of devices that have been cleared by FDA to be used outside of healthcare facilities that provide information for patients with potential ischemic events such as MIs.

•Avertix Medical Inc. (formerly Angel Medical Systems, Inc.) is a private company based in Eatontown, NJ. The AngelMed Guardian is an implantable cardiac monitor for patients who are deemed to be extremely high risk for an MI. Physicians implant the AngelMed Guardian in patients. We believe that the HeartBeam System device will be a viable alternative to the AngelMed Guardian, as it does not require an implant and does not have a high up-front cost.

•SHL Telemedicine Ltd., is based in Tel Aviv, Israel and is publicly traded. It produces Smartheart, a 12L ECG indicated for patient use at home. Smartheart Pro is larger and more complex than our solution, requiring the placement of an electrode belt, two underarm electrodes and a waist electrode, and moistening the areas before use. Most patients would find this technology impractical to be carried with them at all times because of the large size and complex lead attachment procedure.

Intellectual Property

We believe our intellectual property (“IP”) protects our innovations, and our goal is to become a leader in the ambulatory ECG sector. For some aspects of our proprietary technology, we rely on trade secret protection. It is our view that the combination of these two methods of IP protection maximizes our chances for success.

In 2024, we were granted two new U.S. patents:

•One patent covers apparatuses and methods that facilitate the comparison of cardiac signals over time for the automated or assisted detection of heart attacks.

•The other covers methods and apparatuses around HeartBeam’s wrist-based ECG system.

Thus far in 2025, we have been granted one new U.S. patent, related to HeartBeam’s compact, mobile three-lead cardiac monitoring devices

We now have fourteen (14) issued U.S. patents and nine (9) pending U.S applications. Outside of the U.S., we have four (4) issued patents in Germany, France, Netherlands and United Kingdom and twenty-four (24) pending applications in Canada, China, the European Union, Japan, South Korea and Australia. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

Our issued and pending U.S. patent applications cover compact ECG systems for remote detection and/or diagnosis of acute myocardial infarction (“AMI”). Outside of the U.S., the pending EU, Australian (“AU”), Japanese (“JP”) and Chinese (“CN”) patent applications correspond to the pending and issued US cases. The pending PCT applications cover methods and apparatuses for automatic cardiac diagnosis as well as compact systems including retractable electrodes.
The following table sets forth a brief description of issued and pending patents, including their respective titles:

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (US)	15/096,159 US 10,433,744	Issued	Sep 15, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	15/632,155 US 10,117,592	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/092,152 US 11,877,853	Issued	Jun 2, 2037	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/202,299 US 11,071,490	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (DE)	16777474.4 DE 602016073016.2	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (FR)	16777474.4 FR 3280326	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (GB)	16777474.4 GB 3280326	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (NL)	16777474.4 NL 3280326	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (EU)	22174820.5	Published	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (EU)	19894815	Published	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (US)	17/296,669 US 11,701,049	Issued	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.
Utility (US)	18/324,111	Published	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.
Utility (US)	17/443,456 US 11,793,444	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Adhesive patch methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/570,368 US 11,419,538	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Adhesive patch methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	18/363,685	Published	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Adhesive patch methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/609,014 US 12,207,908	Issued	June 30, 2041	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (AU)	2020275409	Pending	May 13, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (CA)	3137669	Pending	May 13, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (EU)	20806312.3	Published	May 13, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (JP)	2021568329	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (EU)	21892942	Published	Nov 12, 2041	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE WITH HYBRID ELECTRODE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (US)	18/252,803	Published	Nov 12, 2041	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE WITH HYBRID ELECTRODE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (CA)	3204059	Pending	Jan 4, 2042	AMBULATORY ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Cardiac monitoring patch devices (e.g., an ECG patch for 12-lead detection) for remote detection and/or diagnosis of cardiac events (e.g., acute myocardial infarction).
Utility (CN)	202280014121.4	Published	Jan 4, 2042	AMBULATORY ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Cardiac monitoring patch devices (e.g., an ECG patch for 12-lead detection) for remote detection and/or diagnosis of cardiac events (e.g., acute myocardial infarction).
Utility (EP)	22734829.9	Published	Jan 4, 2042	AMBULATORY ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Cardiac monitoring patch devices (e.g., an ECG patch for 12-lead detection) for remote detection and/or diagnosis of cardiac events (e.g., acute myocardial infarction).
Utility (JP)	2023-540687	Pending	Jan 4, 2042	AMBULATORY ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Cardiac monitoring patch devices (e.g., an ECG patch for 12-lead detection) for remote detection and/or diagnosis of cardiac events (e.g., acute myocardial infarction).
Utility (US)	18/260,318	Published	March 15, 2041	AMBULATORY ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Cardiac monitoring patch devices (e.g., an ECG patch for 12-lead detection) for remote detection and/or diagnosis of cardiac events (e.g., acute myocardial infarction).
Utility (US)	17/494,806 US 11,445,963	Issued	Oct 5, 2041	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (US)	17/948,099	Published	Oct 5, 2041	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (AU)	2022358735	Pending	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (CA)	3233979	Pending	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (CN)	202280080024.5	Pending	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (EP)	22879447.5	Published	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (JP)	2024520678	Pending	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (KR)	10-2024-7014745	Pending	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (US)	17/726,497 US 11,529,085	Issued	Apr 21, 2042	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.
Utility (US)	18/068,481 US 11,969,251	Issued	Apr 21, 2042	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.
Utility (US)	18/608,813	Published	Apr 21, 2042	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (AU)	2023255677	Pending	Apr 18, 2043	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.
Utility (CA)	3249211	Pending	Apr 18, 2043	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.
Utility (US)	16/362,527 US 10,980,433	Issued	Oct 12, 2038	HEALTH MONITORING AND GUIDANCE Methods, systems and software for the determination of stress states utilizing PPG sensors.
Utility (US)	16/368,568 US 11,412,972	Issued	Apr 19, 2040	DETECTION OF ATRIAL FIBRILLATION Methods and software for determining atrial fibrillation utilizing PPG sensors.
Utility (US)	16/368,571 US 11,234,658	Issued	Apr 5, 2039	PHOTOPLETHYSMOGRAM DATA ANALYSIS AND PRESENTATION Methods, systems and software for the creation of ECG-type waveforms from PPG sensor data.
Utility (US)	17/887,160	Published	March 28, 2038	DETECTION OF ATRIAL FIBRILLATION Methods and software for determining atrial fibrillation utilizing PPG sensors.
Utility (US)	18/516,793	Pending	March 28, 2039	Heartbeat detection Wearable devices to detect PPG data for detection of heartrate.
Utility (EP)	EP 19724961.8	Published	March 28, 2039	PHOTOPLETHYSMOGRAM DATA ANALYSIS AND PRESENTATION Methods, systems and software for the creation of ECG-type waveforms from PPG sensor data.
Utility (KR)	KR 10-2020-7031103	Published	March 28, 2039	PHOTOPLETHYSMOGRAM DATA ANALYSIS AND PRESENTATION Methods, systems and software for the creation of ECG-type waveforms from PPG sensor data.
Utility (EP)	23792727.2	Pending	Apr 18, 2043	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.
Utility (JP)	2024-561832	Pending	Apr 18, 2043	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (KR)	10-2024-7037610	Pending	Apr 18, 2043	APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.
Utility (US)	18985015	Pending	May 13, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.

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

Research and Development

In our quest to redefine the landscape of digital health through our innovative, user-friendly ambulatory solutions, our primary objective remains steadfast: to deliver high medical value through products that are always with the patient, assisting physicians in monitoring and diagnosing cardiac disease in patients. We believe that our success in developing initial products, underscored by our emphasis on user-friendly solutions, will set a solid foundation for our future endeavors.

We believe that our R&D team, primarily based in the US and Belgrade, Serbia, is a testament to our commitment to excellence and innovation and is comprised of seven employees, plus consultants, with expertise in the following:

•Healthcare IT platform development, biomedical engineering, electrical engineering with expertise in machine learning (ML), signal processing and ECG analysis from the medical device industry, as well as specialties in wireless communication,
•Of note, we have seven Physicists and Electrical Engineers (all Ph.D. E.E. or Ph.D. Physics) credited with our key inventions and patents.

Looking ahead, we anticipate further enhancing our efforts in harnessing signal processing and artificial intelligence (AI) to broaden our diagnostic solutions across a spectrum of cardiac conditions.

Our core technology, a cable-free ECG that can measure heart’s electrical activity in three distinct directions, is a platform technology that we believe is poised to revolutionize diagnostic solutions for cardiovascular patients. Potential applications include a synthesized 12L capable patch ECG monitor, offering significant diagnostic advantages through its 12L capability over existing single-lead ECG patch products. This innovation aims to provide standard of care 12L ECG capabilities in a form factor like current single-lead ECG patches, which we believe addresses a critical gap in the market.

A further potential application is a synthesized 12L ECG smartwatch-based monitor, offering significant diagnostic advantages through its 12L capability over existing single-lead ECG smartwatch solutions. The plan for this monitor is to eliminate the need for dedicated ECG devices, offering synthesized 12L ECG capabilities directly from a smartwatch. Combining our unique and data rich set of signals with a smartwatch, we believe, will enable the detection of heart attacks and complex arrhythmias with unprecedented convenience and efficiency.

Both the patch and smartwatch-based monitor technologies are covered by patents that we believe provide us with a strong position to expand beyond the current platform.

Our newly formed AI team, comprising industry leading experts, developed a roadmap for AI-based tool development. These tools will combine state of the art AI models and techniques applied to our unique and data rich set of signals. Initial AI development results indicate potential to significantly enhance ambulatory diagnostic capabilities over what is currently available. It is expected that AI development efforts will quickly become one of our major R&D efforts.

As we continue to advance our synthesized 12L technology, evidenced by our recently issued and allowed patents with potentially disruptive market impacts, our initial product will leverage rule-based algorithms, including signal processing and ECG synthesis. Concurrently, we are developing a number of AI-based cardiac disease detection algorithms to become the cornerstone of our commercialized systems.

Future Products

Our core technology — the approach to capturing heart’s electrical activity in three distinct directions, adopted and invented by our research team — is a platform technology that can provide diagnostic solutions to a variety of cardiovascular patients. Our plans call for expanding solutions that diagnose all major cardiac conditions that are diagnosed by ECGs.

Our future plans include the development of a synthesized 12-lead capable patch ECG monitor that will provide advantages over existing single-lead ECG patch products such as the Zio Monitor from iRhythm Technologies, Inc. Our approach will offer a synthesized 12-lead ECG with a patch that is very similar, in dimensions and look and feel, to the currently available single lead ECG patches. We believe providing standard of care 12-lead ECG capabilities will have significant diagnostic advantages over a single lead patch.

We also plan to integrate a synthesized 12-lead ECG smartwatch-based monitor intended for detection of heart attacks and complex cardiac arrhythmias. This invention is intended to eliminate the need for a dedicated ECG device while offering a synthesized 12-lead ECG capability enabling heart attack and complex arrhythmia detection.

While our initial Product is powered by a software expert system that serves as a diagnostic aid to a physician, our plan is to develop an AI based diagnostic system that will supplement our diagnostic expert system.

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

Depending on the classification of the device, before HeartBeam can commercially distribute medical devices in the United States, it must obtain, either prior 510(k) Notification clearance, De-Novo granting or premarket approval (“PMA”), from the FDA unless a respective exemption applies to the device under review by the FDA

The FDA classifies medical devices into one of three classes based on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure the device’s safety and effectiveness:

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

The custom software and hardware of our products, we believe, are classified as Class II. Class II medical devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) Notification submission pathway. As part of the 510(k) submission, the FDA may have required the following

•Development of comprehensive product description and indications for use;

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

When all required FDA information is completed, a detailed 510(k) premarket notification or De Novo request will be submitted to the FDA requesting clearance, or granted, to market the product. This notification will include all relevant data from pertinent preclinical and clinical trials, together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation.

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

The FDA and the Federal Trade Commission (“FTC”) will also regulate the advertising claims of HeartBeam’s products to ensure that the claims it makes are consistent with its regulatory clearances, that there is scientific data to substantiate the claims and that product advertising is neither false nor misleading.

We have applied for and received 510(k) clearance for the HeartBeam System. HeartBeam is now applying for 510(k) clearance for our 12-L Synthesis Software. To obtain 510(k) clearance, a company must submit a notification to the FDA demonstrating that its proposed device is substantially equivalent to a predicate device (i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device). The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted but also can take significantly longer. If the FDA determines that the device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a PMA. Once the information is submitted, there is no guarantee that the FDA will grant a company 510(k) clearance for its pipeline products, and failure to obtain the necessary clearances for its products would adversely affect its ability to grow its business. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce its business prospects.

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

Devices that cannot be cleared through the 510(k) or De Novo classification process require the submission of a PMA. . A PMA must be supported by extensive data, including but not limited to data obtained from preclinical and/or clinical studies and data relating to manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. After a PMA application is submitted, the FDA’s in-depth review of the information generally takes between one and three years and may take significantly longer.

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

Preparations for Design for Manufacturing

To date, our efforts have been primarily concentrated on the research and development of our initial HeartBeam device. We have successfully developed fully functional versions of the product which have passed design control processes, including all necessary verification and validation testing, to ensure compliance with safety standards such as IEC 60601. Documentation for these pre-production units were part of our 510(k) regulatory filing with the FDA, which recently received market clearance. In preparation for commercial production, we have proactively designed and procured the production tooling required to facilitate the future commercialization of our product and are actively working to finalize our contract manufacturing partnership.

Our manufacturing strategy is designed to scale with our commercial phases. Currently, for our immediate needs, we have leveraged our relationship with Triple Ring Technologies, Inc (TRT), a US-based medical device design engineering firm, to build our devices. Further, we have partnered with TRT to design and procure automated production tooling and component molds that will ultimately be installed at our contract manufacturing (CM) partner ahead of commercial launch. We are in the process of selecting our CM, focusing on organizations who have proven competencies in medical device manufacturing, offer domestic and international sourcing and assembly capabilities, and possess ability to scale with us. Once a CM partner agreement is finalized, we will begin the formal design transfer process. Production manufacturing will commence thereafter, in anticipation of our commercial launch post FDA clearance of the HeartBeam synthesized 12-L ECG software.

Employees

As of December 31, 2024, we had 21 full-time employees. We have budgeted to hire additional full-time employees (including additional consultants or independent contractors) in the near future to execute our growth plans. We consider our employee relations to be good.

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

Management and our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in Note 2 of our accompanying audited financial statements, our auditors have issued a going concern opinion on our December 31, 2024 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our current development plans and our operating requirements and us having suffered recurring losses from operations and having a net capital deficiency. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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
Our future success will depend upon the continued service of Dr. Branislav Vajdic and other key members of management team and our technical contributors. Though no individual is indispensable, the loss of the services of these individuals could have a material adverse effect on our business, operations, revenues or prospects. We do not currently maintain key man life insurance on the lives of these individuals.

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
We believe that companies have been increasingly subject to a wide variety of security incidents, cyberattacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against. Several key areas of our business depend on the use of information technologies, including production, manufacturing, marketing, and logistics, as well as clinical and regulatory matters. We also utilize systems that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including personal information. Despite our efforts to prevent such behavior, third parties may nonetheless attempt to hack into our systems and obtain data relating to our pre-clinical studies, clinical trials, patients using our VCG technology and our ECG collection device or other information relating to us or our business. If we fail to maintain or protect our information systems and data integrity effectively, we could have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences and reputational damages. While we have invested in the protection of data and information technology, there can be no assurance that our efforts or those of our third-party collaborators, if any, or manufacturers, to implement adequate security and quality measures for data processing would be sufficient to protect against data deterioration or loss in the event of a system malfunction, or to prevent data from being stolen or corrupted in the event of a security breach. Any such loss or breach could harm our business, operating results, and financial condition. For a discussion of our management of cybersecurity risks, see Item 1C, "Cybersecurity-Risk Management" and "Governance."

We cannot provide assurances that in the future there will be no weaknesses in our internal controls and that they will be effectively remediated if any were to occur in the future.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell Common Stock or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock. Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. Initially, the aggregate number of shares of our Common Stock that may be issued pursuant to stock awards under our 2022 Equity Incentive Plan (“2022 Plan”) is 1,900,000 shares, increased to 5,900,000 shares at the 2023 annual shareholders’ meeting and subsequently increased to 8,900,000 shares at the 2024 annual shareholders’ meeting. As of December 31, 2024, there are 2,167,562 shares available for issuance under the 2022 Plan. The number of shares available for issuance under the 2022 Plan will be increased on the first day of each fiscal year beginning with the 2023 fiscal year by five percent (5%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year as defined in the Plan. Further increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

There are no significant commitments for future financing of the commercial phase of our Product and other future products. In the future, our securities may be offered to other investors at a price lower than the price per share paid by our investors, or upon terms which may be deemed more favorable than previously offered. In addition, the issuance of securities in any future financing using our securities may dilute an investor’s equity ownership. Moreover, we may issue other equity securities with derivative features to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

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

Governance

Under the ultimate direction of our Chief Executive Officer (CEO), our management team, including our President, Director of Platform IT and Chief System Deployment Officer (CSDO), and Vice President of Regulatory Affairs, along with oversight from our Audit Committee of the Board of Directors, is tasked with the continuous assessment, operation, and management of our cybersecurity threat management program. Our CTO leads the ongoing development of the Company's cybersecurity program, oversees the implementation of cybersecurity measures, and manages the response to cybersecurity incidents. The Director of Platform IT and CISO meets periodically with our Vice President of Regulatory Affairs to discuss the evolving cybersecurity landscape and our cybersecurity risk management program, including providing updates regarding the sources and nature of critical risks we face and how the IT department assesses those risks, including the likelihood of such risks, the severity of impact, and the progress on vulnerability remediation.

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

Item 2. Properties

Our headquarters are located at 2118 Walsh Avenue, Suite 210, Santa Clara, CA 95050 which we lease pursuant to a monthly lease agreement entered into in May 2019 by our founder Branislav Vajdic. The terms of the lease are month to month and either party can terminate with one months’ notice. We terminated this lease effective on January 11, 2024, and entered into a new lease in name of the Company with the same landlord. The new lease commenced on February 1, 2024, for initial period of 3 years

We believe that the facilities described above are suitable and adequate for our present purposes and needs in the near future.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on the NASDAQ Capital Market under the symbols “BEAT” and “BEATW”, respectively. The closing price of our common stock and warrants on the Nasdaq Capital Market on March 11, 2025 was $2.09 and $0.57 respectively.

Use of Proceeds

Not Applicable

Holders of Record

As of March 11, 2025, there were approximately 56 holders of record of our common stock. As our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities during the year ended December 31, 2024.

Equity Compensation Plan Information

On August 12, 2015 we adopted the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), the 2015 Plan provided for the grant of stock options and RSUs to purchase common stock of which 1,636,362 were authorized by the board, of 876,797 are outstanding as of December 31, 2024. At the Annual Stockholder meeting held on June 15, 2022 the 2015 Plan was terminated upon stockholder approval of the 2022 Equity Incentive Plan (“2022 Plan”) whereby no new awards can be issued under the 2015 Plan. Initially, the aggregate number of shares of our Common Stock that may be issued pursuant to stock awards under our 2022 Plan was 1,900,000 shares, which increased to 5,900,000 at the 2023 annual shareholders’ meeting and subsequently increased to 8,900,000 shares at the 2024 annual shareholders’ meeting. As of December 31, 2024, there are 2,167,562 shares available for issuance under the 2022 Plan. The number of shares available for issuance under the 2022 Plan will be increased on the first day of each fiscal year beginning with the 2023 fiscal year by five percent (5%) of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year as defined in the 2022 Plan.

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

Overview

We are a medical technology company focused on transforming cardiac care through the power of personalized insights. Our aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. Our ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of our proprietary and patented technology platform that allows us to collect heart’s electrical activity from three distinct directions and synthesize a 12-Lead (12L) ECG from these signals. Our approach has demonstrated comparable diagnostic capability to a traditional hospital-based 12L ECG system in recent studies. The data from these studies was also submitted to FDA as part of our recent FDA submission.

Our Products (“Product” or “Products”) require U.S. Food and Drug Administration (“FDA”) clearance. The HeartBeam System (defined below) was granted FDA clearance on December 13, 2024. We believe the HeartBeam System is the first FDA cleared cable-free, ambulatory ECG that captures the heart’s electrical signals from three distinct directions for high-fidelity data collection and advanced diagnostics.

We believe our Products and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors. We are developing our Product, (the “HeartBeam System”, previously referred to as “AIMIGo™”), to address the rapidly growing field of ambulatory cardiac health monitoring. The HeartBeam System is comprised of a credit card sized electrocardiogram device, a patient application, a physician portal, and powerful cloud-based algorithms. We believe that we are uniquely positioned to play a central role in ambulatory cardiac monitoring including high-risk Coronary Artery Disease (“CAD”) patients, because the initial studies have shown that our ischemia detection tool may be more accurate than existing ambulatory monitoring solutions. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”).

In January 2025, the Company filed a 510(k) notification for the software algorithms that synthesize a 12L ECG from the HeartBeam System. This latest submission builds on HeartBeam’s recent FDA clearance for its patented technology, which captures the heart’s electrical signals from three distinct directions. The software synthesizes these signals into a familiar 12-lead ECG using a personalized transformation matrix.

The cumulative result of these two 510(k) submissions, once cleared by the FDA, will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review for arrhythmia assessment.

In support of this recent submission, the Company held two pre-submission meetings with the FDA on this 12L synthesis submission. These meetings focused primarily on the performance goals of our clinical study designed to demonstrate the similarity between our synthesized 12L signal and the output of a standard 12L ECG for the intended use. Based on feedback from FDA and our clinical experts, the Company designed a prospective multicenter pivotal study, the VALID-ECG pivotal study, for clinical validation of the HeartBeam 12 Lead ECG Synthesis Software for Arrhythmia Detection.

This latest FDA submission is backed by robust data from the VALID-ECG study, which enrolled 198 patients across five clinical sites. The Company believes the study's findings support the clinical equivalence of HeartBeam's synthesized 12-lead ECG where the leads are similar to standard 12-lead ECGs for rhythm and arrhythmia assessment. Efforts were made to enroll patients with a diverse demographic profile reflective of the intended use population in the United States. The primary objective was to demonstrate the equivalence of ECG waveforms between the HeartBeam System Synthesized 12L ECG and Standard 12L ECG, recorded simultaneously in each subject, by assessing relevant ECG characteristics, i.e. intervals and amplitudes.

The Company is in the process of initiating an Early Access Program for the HeartBeam System. This program will provide the company with valuable feedback on the user experience, overall workflow and functionality of the system in a real-world setting. The Early Access Program will also help prepare the Company to commercialize the technology once we receive FDA clearance for our 12L synthesis algorithm. We do not anticipate that the HeartBeam System clearance will generate significant revenue before the clearance of the synthesized 12L algorithm.

We also have an active AI program underway. We have acquired approximately one million 12L ECGs from various sources, a key element in our fast-paced AI development efforts.

We have developed initial deep learning algorithms, focused on the ability to detect various cardiac arrhythmias. HeartBeam has had data on its deep learning algorithm presented at two prestigious Electrophysiology conferences. Data were presented at the European Heart Rhythm Association in Berlin, Germany in April 2024 and at the Heart Rhythm Society, in Boston, MA in May 2024. We believe that, when combined with our Products, HeartBeam’s AI will provide additional value to patients and physicians in several ways, including:

•    Providing automated classification of cardiac conditions, including common arrhythmias,
•    Potentially enhancing user experience and simplify the onboarding process, and
•    In the longer run, we believe that applying deep learning algorithms on top of the rich data, especially with the longitudinal dataset from patients taking repeated readings, may result in unsurpassed predictive and diagnostic capabilities.

The custom software and hardware of our Products are classified as Class II medical devices by the FDA. Premarket review and clearance by the FDA for Class II devices is generally accomplished through the 510(k) premarket notification process or De Novo process. Given the proposed intended use of our device, the 510(k) submission or De Novo process is expected to require clinical data to support FDA clearance.

HeartBeam has 14 issued U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,701,049, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972, U.S. 11,234,658, U.S. 11,793,444, U.S. 11,877,853, U.S. 11,969,251 and U.S. US 12,207,908), and nine pending U.S applications. Outside of the U.S., HeartBeam has four issued patents in Germany, France, Netherlands and the United Kingdom and twenty-four pending applications in Canada, China, the European Union, Japan, South Korea and Australia. The issued patents are predicted to expire between April 11, 2036, and April 21, 2042.

As of December 31, 2024, we had 21 employees. We intend to strike a balance of managing our headcount in line with cash resources, while also, at the appropriate time, hiring or engaging additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Significant Developments during 2024 and early 2025

New and Existing Patent Assignments

In 2024, we were granted two new U.S. patents:

•One patent covers apparatuses and methods that facilitate the comparison of cardiac signals over time for the automated or assisted detection of heart attacks.
•The other covers methods and apparatuses around HeartBeam’s wrist-based ECG system.

Thus far in 2025, we have been granted one new U.S. patent related to HeartBeam’s compact, mobile three-lead cardiac monitoring devices.

We now have fourteen (14) issued U.S. patents and nine (9) pending U.S applications. Outside of the U.S., we have four (4) issued patents in Germany, France, Netherlands and United Kingdom and twenty-four (24) pending applications in Canada, China, the European Union, Japan, South Korea and Australia. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

Interactions with Industrial Players

We believe that our ECG technology has the potential to be the most advanced ambulatory cardiac monitoring solution and is applicable in a number of form factors. In anticipation of FDA clearance, we are refining our go-to-market strategy and are encouraged by our early discussions with industry players and their interest in our technology.

Presentations at AHA

In November 2024, two of our pilot studies were presented at American Heart Association meeting. The studies were designed to show early evidence of (1) clinical equivalence of the HeartBeam Synthesized 12L ECG to a standard 12L ECG for diagnosis of arrhythmia and (2) the use of the technology for heart attack detection.

At-the-Market Offering

On May 2, 2024, we entered into the PV Sales Agreement with Public Ventures, pursuant to which we may offer and sell from time to time, at our option, through or to Public Ventures, up to an aggregate of approximately $17 million of shares of the Company’s common stock, $0.0001 par value per share (the “Shares”). We will pay Public Ventures a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the Shares under the PV Sales Agreement. There were 309,634 Shares issued under the ATM during the year ended December 31, 2024. As of December 31, 2024, there was approximately $16.2 million available for issuance under the ATM following the use of the shelf registration on Form S-3 for the Agreements and the ATM during the year.

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

February Public Offering under Form S-3

On February 12, 2025, we entered into an Underwriting Agreement with Public Ventures, LLC to consummate an offering of 5,882,353 shares of Common Stock at an offering price of $1.70 per share, which closed on February 14, 2025 (the “February Public Offering”). The Company received $9.08 million in net proceeds from the February Public Offering after deducting underwriter discounts and commission. In addition, pursuant to the Underwriting Agreement, as partial compensation for its service, we granted 588,235 underwriter warrants with an exercise price of $2.13 to Public Ventures, LLC. On February 21, 2025, the Underwriter exercised the bulk of the Over-allotment Option of 864,033 which closed on February 25, 2025. The Company received $1.3 million in net proceeds from the Over-allotment Option after deducting underwriter discounts and commission and we granted an additional 86,403 underwriter warrants with an exercise price of $2.13 as compensation to the Underwriter.

Results of operations for the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented on our statement of operations data. The year over year comparison of results of operations is not necessarily indicative of results of operations for future periods.

	Years ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentages)
Operating expenses:
General and administrative	$8,836	$8,516	$320	4%
Research and development	11,051	6,798	4,253	63%
Total operating expenses	19,887	15,314	4,573	30%

Loss from operations	(19,887)	(15,314)	(4,573)	30%

Interest income	446	675	(229)	(34)%
Other Expense	(7)	—	(7)	100%
Total other income	439	675	(236)	(35)%

Income tax provision	—	—	—	—%

Net loss	$(19,448)	$(14,639)	$(4,809)	33%

Summary of Statements of Operations for the year ended December 31, 2024 compared with the year ended December 31, 2023:

General and administrative expenses (“G&A”) are largely related to personnel and professional services. G&A expense increased $0.3 million or 4% when compared to the same period in 2023. The $0.3 million increase is related to non-cash stock-based compensation expense amounting to $0.5 million associated with additional awards granted since December 31, 2023, higher consulting costs of $0.4 million related to finance consultants, higher board of director’s fees of $0.1 million related to new committees, primarily offset by decrease in payroll cost of $0.5 million related to lower costs associated with restructuring of G&A headcount, and a decrease of $0.3 million from lower investor relation costs, and legal costs incurred in this period compared to the prior period.

Research and development expenses (“R&D”) are primarily from software development and hardware related to our credit-card sized collection device for the HeartBeam System. R&D expense increased $4.3 million or 63% when compared with the same period in 2023. The $4.3 million increase is primarily related to increase in headcount of $1.8 million and non-cash stock-based compensation expense amounting to $0.6 million associated with additional awards granted since December 31, 2023, increase of clinical related costs of $0.7 million, increase in consulting and patent expense spend of $1.0 million, and a increase of $0.1 million in product development costs when compared to the prior year.

Other income is primarily interest income. The decrease is primarily related to our decreased cash balance used in operations.

Liquidity and Capital Resources

Our cash requirements are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and following the proper FDA clearance for our HeartBeam System, our commercialization go to market strategies.

As of December 31, 2024, we had approximately $2.4 million in cash and cash equivalents, a decrease of $13.8 million from $16.2 million as of December 31, 2023.

During the year ended December 31, 2024, we raised $0.7 million from the sale of common stock under the ATM and $0.1 from the proceeds from exercise of stock options.

Subsequent to year end, the Company raised $11.5 million (before costs) via a $10 million underwritten Public Offering and a $1.5 million exercise of the Underwriter’s over-allotment option from the Public Offering.

Based on its current business plan assumptions, proceeds from the February Public Offering and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Our cash is as follows (in thousands):

	December 31
	2024	2023
Cash and cash equivalents	$2,377	$16,189

Cash flows for the year ended December 31, 2024 and 2023 (in thousands):

	December 31
	2024	2023
Net cash used in operating activities	$(14,471)	$(12,093)
Net cash used in investing activities	(201)	(256)
Net cash provided by financing activities	866	24,994

Operating Activities:

Net cash used in our operating activities of $14.5 million during the year ended December 31, 2024, was primarily due to our net loss of $19.5 million less $4.3 million in stock-based compensation expense and $0.7 million of net changes from changes in operating assets and liabilities.

Net cash used in our operating activities of $12.1 million during the year ended December 31, 2023, was primarily due to our net loss of $14.6 million less $3.2 million in stock based compensation expense and $0.7 million of net changes from changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities during the year ended December 31, 2024, of $0.2 million, was primarily due to the purchase of property and equipment.

Net cash used in investing activities during the year ended December 31, 2023, of $0.3 million, was primarily due to the purchase of property and equipment.

Financing Activities:

During the year ended December 31, 2024, net cash provided by financing activities of $0.9 million, was primarily from net proceeds from sale of equity, net of issuance costs.

During the year ended December 31, 2023, net cash provided by financing activities of $24.9 million, was primarily from the issuance of common stock from the secondary financing in May 2023.

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

Stock-based compensation

The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, determined using a Black-Scholes option pricing model for stock options and fair value on the date of grant for non-vested restricted stock, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments. Management has determined the vesting period of stock-based compensation to be a critical accounting estimate due to certain options containing performance-based vesting condition related to a milestone achievement date. Quarterly, the management performs its probability assessment regarding the achievement of the key milestone related to these awards. Based on this review, management modifies the vesting period if the expected regulatory approval date changes.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

We identified a material weaknesses in our internal control over financial reporting in prior years. These previously identified material weaknesses included: (i) lack of formal risk assessment under COSO framework (ii) policies and procedures which are not yet adequately documented, (iii) lack of proper approval processes and review processes and documentation for such reviews, (iv) insufficient GAAP experience regarding complex transactions and reporting, and (v) insufficient number of staff to maintain optimal segregation of duties and levels of oversight.

Commencing in July 2023 and during the 2024 fiscal year, we undertook specific remediation actions to address these material weaknesses in our financial reporting. We established more robust processes related to the review of complex accounting transactions, the preparation of account reconciliations and the review of journal entries. These remediation actions included hiring a Controller in July 2023; executing plans to remediate control deficiencies; performing a risk assessment under the COSO framework; ensuring optimal segregation of duties and levels of oversight; and hiring a Chief Financial Officer in September 2024, who has extensive experience leading public entities.

As a result of the remediation activities and controls in place as of December 31, 2024, as described above, we have remediated these previously disclosed material weaknesses. While completion of this remediation does not provide assurance that our remediated controls will continue to operate properly, that other material weaknesses will not arise or that our financial statements will be free from error, based on our assessment, the material weaknesses have been remediated as of December 31, 2024, and we will continue to refine our control policies and procedures.

Changes in Internal Control

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members.

The following table sets forth certain information with respect to the current directors of our Company:

NAME	AGE	POSITION
Richard Ferrari	71	Executive Chairman of the Board of Directors
Branislav Vajdic, PhD	70	President, Director
George A. de Urioste	69	Director
Marga Ortigas-Wedekind	63	Director
Willem Elfrink	72	Director
Mark Strome	67	Director
Kenneth Nelson	49	Director
Michael Jaff	66	Director

Richard Ferrari - Executive Chairman of the Board of Directors
Mr. Richard Ferrari, 71, joined our Board in 2019 and was appointed Executive Director of the Board of Directors in June 2021. Mr. Ferrari combines over 40 years of experience in Medical Device Start-ups as CEO, and entrepreneur. Also Mr. Ferrari is co-founder of De Novo Ventures which has $650M under management and has been Managing Director since 2000. Mr. Ferrari has also co-founded 6 more companies, two of which have been successful IPO’s and subsequent acquisitions, CTS one of the companies he co-founded was the fastest start-up to an IPO in the last 22 years in the medical device industry. Mr. Ferrari most recently from 2018 to 2021 was Chairman and CEO of PQ Bypass which was recently acquired by Endologix. Mr. Ferrari sits on the board of Pulmonx, a public company and is the Chairman of the Compensation Committee. Additionally, Mr. Ferrari is Executive Chairman of Tenon Medical, Vice-Chairman of ABS Interventional, and holds board positions with several other medical device start-ups. Mr. Ferrari has an undergraduate degree from Ashland University and an MBA from University of South Florida.

We believe that Mr. Ferrari is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

Branislav Vajdic, PhD - President, Director
Dr. Branislav Vajdic, 70, Founder of HeartBeam, Inc, combines over 30 years of experience in technology development and senior management positions. Dr. Vajdic has been deeply involved with the development of HeartBeam’s technology to fit his vision for the Company. Prior to HeartBeam from 2007 to 2010, Dr. Vajdic was CEO and Founder of NewCardio, a publicly traded company in the cardiovascular devices space, from 1984 to 2007, Dr. Vajdic was at Intel, where he held various senior management positions. At Intel, Dr. Vajdic was the designer of first Flash memory and two key inventions that enabled Flash as a product and led engineering groups responsible for Pentium 1 through Pentium 4 designs. Dr. Vajdic was awarded two Intel Achievement Awards, the highest level of award for outstanding contributions to Intel. Dr. Vajdic is author of numerous patents and publications in the fields of cardiovascular devices as well as chip design. Dr. Vajdic holds a PhD degree in Electrical Engineering from the University of Minnesota.

We believe that Dr. Vajdic is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

George A. de Urioste - Director
Mr. de Urioste, 69, combines over 40 years of experience in high technology industry senior management. Previously, Mr. de Urioste has been involved in over 10 companies, holding positions including Board Director, Chief Operating Officer and Chief Financial Officer. Mr. de Urioste was Chief Financial Officer of Remedy Corporation (software) from 1992 to 1998 and led the IPO, Chief Executive Officer of Aeroprise, Inc., from 2000 to 2003 (software), from 2004 to 2006 he was Chief Operating Officer and Chief Financial Officer for Chordiant Software, Inc. (software), interim Chief Operating Officer and Chief Financial Officer for Marvell Technology, Inc. (semiconductors) during 2008, Chief Financial Officer for Pluribus Networks, Inc. (software) 2014 to 2018, Chief Financial Officer for 4iQ, Inc. (software) 2019 to 2020 and interim Chief Financial Officer for Mozilla, Inc. (software). Mr. de Urioste’s Board Director experience includes Audit Committee chairman roles for the following companies: Rainmaker Systems, Inc. (business outsourcing), from 2003 to 2005, Saba Software, Inc. (software) from 2008 to 2010, GCT, Inc. (semiconductors), from 2009 to 2011 Villa Montalvo (performing arts center), from 2011 to 2013, Bridgelux, Inc., from 2011 to 2016 (LED lighting), and Vendavo, Inc., from 2013 to 2014 (software). Mr. de Urioste was also chairman of the Board of Directors for Aeroprise, Inc. from 2000 to 2005 (software). Mr. de Urioste is currently a Board Director at Roambee Corporation (supply chain intelligence software), Blaize, Inc (NASDAQ: BZAI), semiconductor company for artificial intelligence processing at network edge, where he is chairman of the audit committee and member of the compensation committee, and Silicon Valley Directors Exchange, (a not-for-profit for Board education events). Mr. de Urioste has an undergraduate degree from University of Southern California and an MBA from University of California at Berkeley. Mr. de Urioste is also a Certified Public Accountant (inactive) in the State of California.

We believe that Mr. de Urioste is qualified to serve on our board of directors because of his experience in leadership and management roles in high technology industries, as well as his experience as a board member including Audit Committee Chairman roles.

Marga Ortigas-Wedekind - Director
Ms. Marga Ortigas-Wedekind, 63, Board member, has over 30 years of experience in health technology senior management. Ms. Ortigas-Wedekind has been Chief Commercial Strategy Officer of Fogarty Innovation, a non-profit educational incubator for early stage medtech companies since December 2019, Executive Vice President of Marketing and Payer Relations for iRhythm Technologies Inc., a publicly-traded digital healthcare company from July 2015 through July 2019, Executive Vice President, Global Marketing and Product Development of Omnicell Inc., a publicly-traded developer of automated medication dispensing and analytics systems where she led the Marketing, International and Engineering departments from 2009 to 2015, Senior Vice President, Marketing, Development, and Clinical Affairs at Xoft, Inc, a developer of disruptive technology to deliver radiation therapy with capital equipment and high-end disposables from 2002 to December 2008. She started her medtech career at Guidant Vascular, now Abbott Vascular. Ms. Ortigas-Wedekind was on the board of Itamar Medical (NASDAQ: ITMR), which provides digitally-enabled systems for sleep apnea management until its sale to Zoll Medical in December 2021, Total Flow Medical, an early stage company developing a mechanism to improve safety during on-pump open heart surgery and, the Bay Area Cancer Coalition, a non-profit organization that supports those affected by breast or ovarian cancer. Ms. Ortigas-Wedekind is a limited partner and advisory board member for Launchpad Digital Health, a venture fund focused on digital heath technologies and is also an angel investor with Health Tech Capital. Ms. Ortigas-Wedekind has an undergraduate degree from Wellesley College and an MBA from the Stanford Graduate School of Business.

We believe that Ms. Ortigas-Wedekind is qualified to serve on our board of directors because of her experience in leadership and management roles in the field of medicine, as well as her experience as a member in the healthcare industry.

Willem Elfrink - Director
Mr. Willem Elfrink, 72, was Chairman of the Board since our founding and in June 2021 stepped down from this position but remains a Board member. Mr. Elfrink has over 40 years of experience in bringing new technologies to the market. Mr. Elfrink actively contributes to portfolio companies via board participation, strategic marketing, governance and capital structure. Mr. Elfrink is also the Founder and President of WPE Ventures Digitized Solutions, a security and digitization solutions investment firm. Mr. Elfrink joined Cisco in 1997 and was Cisco’s Executive Vice President of Industry Solutions and Chief Globalization Officer from 2000 to 2006 and 2007 to 2015 respectively, where Mr. Elfrink made and contributed to key strategic and operational decisions of the Company. Widely recognized as Cisco’s Corporate Entrepreneur in residence, his global charter was to identify significant technology opportunities. Mr. Elfrink also led an industry initiative — called the Internet of Things World Forum. Before joining Cisco, Mr. Elfrink held management and senior management positions at Olivetti, Xerox, HP, Digital Equipment Corporation and Philips. Mr. Elfrink earned a Bachelor of Engineering degree from the Institute of Technology in Rotterdam, the Netherlands.

We believe that Mr. Elfrink is qualified to serve on our board of directors because of his experience in leadership and management roles in bringing new technologies to the market, as well as his globalization experience.

Mark Strome - Director
Mr. Strome, 67, combines over 40 years of experience in the investment management and securities industry. Mr. Strome is the Founder, Chief Investment Officer, and Chairman at Strome Investment Management, L.P. and Strome Group, Inc. Under his leadership, Mr. Strome’s investment management company has managed private placement hedge fund investments focusing on non-traditional investments including commodities, currencies, bankruptcy reorganizations, and numerous venture capital and private equity investments. Previously, he was a Portfolio Manager at Kayne Anderson. Mr. Strome has also been involved in the founding and incubation of numerous publicly traded companies and several successful private companies. These include Pulse Biosciences, and iWood Studios, a company that creates original content for film and TV. Mr. Strome has been a member of the Board of Directors of multiple companies over the last three decades. Mr. Strome has served as a Director at Endurance Ventures, National Water and Power, Eco-Duro Corporation, NWP Services Corporation and Mobil Satellite Ventures. Mr. Strome serves as Member of Advisory Board at Global Analytics, Inc. Mr. Strome is a Trustee for New Roads School and Big Bear Foundation and serves on the Board of Advisors of John Hopkins Medical Center. Mark earned a Bachelor of Science in Engineering from Old Dominion University and Master of Science in Economics from the University of California at Berkeley.

We believe that Mr. Strome is qualified to serve on our board of directors because of his experience in leadership and management roles, as well as his experience as a member in the healthcare industry.

Kenneth Nelson - Director
Mr. Nelson, 49, is a 20 year digital health, medical device, and remote patient monitoring executive and innovator. Over the past 10 years, Mr. Nelson has led commercial efforts for disruptive technologies in the digital health, wearables, and cardiac remote patient monitoring industries for 3 of the top 4 market share players in cardiac digital health and remote patient monitoring including BioTelemetry as VP of Sales, iRhythm as VP of Sales & Marketing, and Bardy Diagnostics as Chief Commercial Officer. Most recently, he served as Head of Digital Health, Diagnostics, and Monitoring for Biotronik, a leading cardiac digital health and medical device company. Mr. Nelson currently serves as partner in the Medtech Advantage Fund, which has an exclusive partnership with Medtech Innovator, the largest medtech and digital health startup accelerator globally. In addition, he serves as Chairman of the Board for CardiaCare, and is an active board member in a handful of other disruptive cardiac digital health and medtech startups. Mr. Nelson earned a Bachelor of Arts in Economics from Vanderbilt University and is a graduate of Phillips Exeter Academy.

We believe that Mr. Nelson is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

Michael Jaff, MD - Director
Dr. Jaff, age 66, is currently Chief Medical Officer and Vice President of Clinical Affairs, Technology and Innovation of the Peripheral Interventions division at Boston Scientific Corporation. Previously, Dr. Jaff was a professor of medicine at Harvard Medical School and served as President of Newton-Wellesley Hospital. Prior to that, Dr. Jaff was the inaugural Paul and Phyllis Fireman Endowed Chair of Vascular Medicine and Medical Director of the Fireman Vascular Center at the Massachusetts General Hospital. Dr. is a recognized expert in all aspects of vascular medicine and is the founder of VasCore, the Vascular Ultrasound Core Laboratory. Dr. Jaff has published over 300 peer-reviewed publications and 10 textbooks and is the Past-President of the Society for Vascular Medicine. Dr. Jaff received a B.S. from Dickinson College, a D.O. from Kirksville College of Osteopathic Medicine, a Business degree from Harvard Business School and an honorary Doctorate of Arts from Harvard Medical School.

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

Board Leadership Structure

The Board does not have an express policy regarding the separation of the roles of Chief Executive Officer (“CEO”) and Board Chairman, as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Currently, Robert Eno serves as the Company’s CEO and Richard Ferrari serves as the Chairman of the Board. The Board believes that its current leadership structure best serves the objectives of the Board’s oversight of management; the ability of the Board to carry out its roles and responsibilities on behalf of the stockholders; and the Company’s overall corporate governance. The Board also believes that the current separation of the Chairman and CEO roles allows the CEO to focus his time and energy on operating and managing the Company and leverages the experience and perspectives of the Chairman.

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

Based solely upon a review of such forms filed electronically with the SEC or written representations that no Form 5s were required, the Company believes that all Section 16(a) filing requirements were timely met during the year ended December 31, 2024, except for Mr. George de Urioste submitted one late Form 4 filing in regards to sale of vested RSU’s.

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

Director Meeting Attendance

During the year ended December 31, 2024, the Board held six meetings of the full Board, The Board also took action by written consent on ten occasions. During the year ended December 31, 2024, each member of the Board attended at least 75% of the aggregate of all meetings of the Board and the meetings of the committees on which he or she served (during the periods for which he or she served).

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

The Nominating and Corporate Governance Committee will consist of Ms. Ortigas-Wedekind, Mr. Elfrink and Mr. Jaff. Ms. Ortigas-Wedekind will serve as chairperson. The Company’s board of directors has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Named Executive Officers (“NEOs”) for services rendered in all capacities during the noted periods. The fiscal years ended December 31, 2024 and December 31, 2023 are indicated below:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1,2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Robert Eno(1)	2024	$379,354	$111,321	$—	$—	$—	$490,675
Chief Executive Officer (Former President) (2)	2023	$345,000	$102,970	$—	$2,086,639	$—	$2,534,609
Branislav Vajdic, PhD (1)	2024	$449,000	$177,804		$—		$626,804
President (Former Chief Executive Officer) (2)	2023	$428,000	$192,600	$—	$2,630,143	$—	$3,250,743
Kenneth Persen(1)	2024	$310,000	$61,776	$—	$—	$—	$371,776
Chief System Deployment Officer (2)	2023	$300,000	$78,780	$—	$1,033,930	$—	$1,412,710
Timothy Cruickshank(1)	2024	$120,313	$35,616	$—	$820,434	$—	$976,363
Chief Financial Officer
Richard Brounstein(1)	2024	$20,833	$—	$—	$—	$—	$20,833
Former Chief Financial Officier (2)	2023	$250,000	$75,000	$—	$—	$—	$325,000

1.Cash bonuses awarded to the Chief Executive Officer, President, Chief Financial Officer and Chief System Deployment Officer in 2024 are expected to be paid early 2025.

2.Cash bonuses awarded to the Chief Executive Officer, President and Chief Business Officer, Chief Financial Officer and Chief Technology Officer in 2023 were paid early 2024.

3.Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 5 to our December 31, 2024 financial statements. The value of stock awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.

Employment Agreements

We have entered into employment agreements, with Branislav Vajdic, the Company’s President, Robert Eno, the Company’s Chief Executive Officer, Kenneth Persen, the Company’s Chief System Deployment Officer, and Timothy Cruickshank, the Company’s Chief Financial Officer.

Branislav Vajdic Employment Agreement
On September 10, 2021 we entered into an employment agreement with Dr. Vajdic as its Chief Executive Officer and a member of the board of directors (“2021 Vajdic Agreement”), Dr. Vajdic will receive an annual salary of $325,000, commencing on September 15, 2021. During 2022 the Board of Directors approved an amendment to the 2021 Vajdic Agreement, whereby effective January 1, 2022 Dr. Vajdic’s annual salary increased to $428,000 and he was awarded 359,000 stock options. The stock option will vest as to 25% on the 1-year anniversary of the vesting commencement date, and the remainder will vest monthly thereafter on the same day of the month as the vesting commencement date until fully vested. During 2023 Dr. Vajdic was awarded a total of 1,194,000 options, these stock options vest as follows: Sixty percent (60%) are milestone based vesting on FDA clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) are time based vesting monthly over 48 months. Pursuant to the amended 2021 Vajdic Agreement, Dr. Vajdic will be eligible to receive an annual bonus up to 60% of his annual compensation, subject to adjustment on an annual basis, based on his performance and overall progress of the Company. Effective January 1, 2024 Dr. Vajdic’s annual salary increased to $449,000.

On October 17, 2024, the Board appointed Branislav Vajdic, PhD as President of the Company (the “President Appointment”) effective as of October 21, 2024. In connection with the President Appointment, the Company entered into an employment agreement with Dr. Vajdic dated October 17, 2024, (the “President Employment Agreement”). Pursuant to the President Employment Agreement, there will be no changes to Dr. Vajdic’s current compensation structure. This President Employment Agreement amends the previous employment agreement executed by Dr. Vajdic and the Company on September 10, 2021.

Robert Eno Employment Agreement
On January 18, 2023 we entered into an employment agreement with Mr. Eno as its President, Mr. Eno will receive an annual salary of $360,000, commencing on January 18, 2023 and was awarded 240,000 stock options. The stock option will vest as to 25% on the 1-year anniversary of the vesting commencement date, and the remainder will vest monthly thereafter on the same day of the month as the vesting commencement date until fully vested. Additionally, during 2023 Mr. Eno was awarded a total of 536,000 options, these stock options vest as follows: Sixty percent (60%) are milestone based vesting on FDA clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) are time based vesting monthly over 48 months. Mr. Eno will be eligible to receive an annual bonus up to 40% of his annual compensation, subject to adjustment on an annual basis, based upon his performance and overall progress of the Company. Effective January 1, 2024 Mr. Eno’s annual salary increased to $378,000.

On October 17, 2024, we announced the appointment of Robert Eno as Chief Executive Officer (CEO). Mr. Eno succeeds long-time CEO and founder, Branislav Vajdic, Ph.D. Dr. Vajdic. In connection with the CEO Appointment, the Company entered into an employment agreement with Mr. Eno dated October 15, 2024, (the “CEO Employment Agreement”). Pursuant to the CEO Employment Agreement, the Company will compensate Mr. Eno an annual fee of $400,000, which is to be paid in semi-monthly installments in accordance with the Company’s normal payroll procedures. Mr. Eno’s salary will be subject to adjustment pursuant to the Company's employee compensation policies in effect from time to time and he will also be eligible to receive certain employee benefits. Additionally, Mr. Eno may receive an annual bonus of 60% of his annual base salary determined by an agreed to set of corporate goals and objectives. In 2025, the Compensation Committee of the Board will do a full review of equity ownership, with the intent to establish long-term incentives for the role that align to peer group benchmarks and are in line with increasing shareholder value.

Kenneth Persen Employment Agreement
On August 2, 2022 we entered into an employment agreement with Mr. Persen as its Chief Technology Officer (“2022 Persen Agreement”), Mr. Persen will receive an annual salary of $300,000, commencing on August 2, 2022 and was awarded 80,000 stock options. The stock option will vest as to 25% on the 1-year anniversary of the vesting commencement date, and the remainder will vest monthly thereafter on the same day of the month as the vesting commencement date until fully vested. During 2023 Mr. Persen was awarded a total of 481,000 options, of these stock options, 421,000 will vest as follows: Sixty percent (60%) are milestone based vesting on FDA clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) are time based vesting monthly over 48 months, and the remaining 60,000 will vest as to 25% on the 1-year anniversary of the vesting commencement date, and the remainder will vest monthly thereafter on the same day of the month as the vesting commencement date until fully vested. Mr. Persen will be eligible to receive an annual bonus up to 30% of his annual base salary, subject to adjustment on an annual basis, based upon his performance and overall progress of the Company. Pursuant to the 2022 Persen Agreement, at the Board of Directors meeting held on August 21, 2023, Mr. Persen’s annual eligible bonus was increased to 35% effective January 1, 2023. Effective January 1, 2024 Mr. Persen’s annual salary increased to $312,000.

Timothy Cruickshank Employment Agreement
On August 27, 2024, we entered into an employment agreement with Mr. Cruickshank as its Chief Financial Officer (“2024 Cruickshank Agreement”), Mr. Cruickshank will receive an annual salary of $385,000, commencing on September 9, 2024 and was awarded 400,000 stock options. The stock option will vest as to 25% on the 1-year anniversary of the vesting commencement date, and the remainder will vest monthly thereafter on the same day of the month as the vesting commencement date until fully vested. Mr. Cruickshank will be eligible to receive an annual bonus up to 45% of his annual base salary, subject to adjustment on an annual basis, based upon his performance and overall progress of the Company.

2024 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at December 31, 2024:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Equity: Unearned Shares, Units or Other Rights That Have Not Vested (#)	Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Branislav Vajdic, PhD(1)	106,133	689,867	$2.90	08/02/2033	—	$—
(2)	63,016	334,984	$2.08	05/14/2033	—	$—
(3)	261,770	97,230	$1.30	06/14/2032	—	$—
Robert Eno(4)	47,600	309,400	$2.90	08/02/2033	—	$—
(5)	28,341	150,659	$2.08	05/14/2033	—	$—
(6)	115,000	125,000	$4.47	01/18/2033	—	$—
(7)	6,937	2,063	$4.25	11/12/2031	—	$—
(8)	36,363	—	$0.28	11/01/2030	—	$—
Kenneth Persen(9)	33,600	218,400	$2.90	08/02/2033	—	$—
(10)	26,758	142,242	$2.08	05/14/2033	—	$—
(11)	26,250	33,750	$2.50	03/21/2033	—	$—
(12)	46,666	33,334	$1.91	09/17/2032	—	$—
Timothy Cruickshank (13)	—	400,000	$2.28	09/25/2034	—	$—

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

13.Mr. Cruickshank was awarded 400,000 options on September 25, 2024, these options are scheduled to vest over 4 years with 25% vesting on September 26, 2025 and the remainder vesting and exercisable monthly thereafter.

Options Exercised and Stock Vested

The following table summarizes, with respect to our named executive officers, all options that were exercised on stock that was vested during fiscal 2024:

Name	Option Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Exercise ($)(1)
Branislav Vajdic, PhD	—	$—
Robert Eno	—	$—
Kenneth Persen	—	$—
Timothy Cruickshank	$—	$—

1.Based on the closing market price of our Common Stock as reported on the NASDAQ Capital Market on December 31, 2024.

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

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)	Stock Awards($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total ($)
Richard Ferrari	$145,000	$—	$100,000	$—	$—	$245,000
George de Urioste	$75,000	$—	$75,000	$—	$—	$150,000
Marga Ortigas-Wedekind	$65,000	$—	$75,000	$—	$—	$140,000
Willem Elfrink	$75,000	$—	$75,000	$—	$—	$150,000
Mark Strome	$60,000	$—	$75,000	$—	$—	$135,000
Kenneth Nelson	$52,775	$—	$75,000	$—	$—	$127,775
Michael Jaff (3)	$56,071	$—	$75,000	$—	$—	$131,071

1.Represents director fees earned for the twelve month period to each of Messrs Ferrari, de Urioste, Elfrink, Strome, Nelson, Jaff and Mmes Ortigas-Wedekind.

2.The annual RSU grants to Mr. Ferrari, de Urioste, Elfrink, Strome, Nelson and Mrs. Ortigas-Wedekind occur at each Annual Stockholder Meeting, vesting in full at the following annual meeting. The dollars convert to shares based on the FMV at the date of grant.
3.The RSU awarded to Dr. Jaff in 2023 will vest in equal annual installments over three years on the day following the annual shareholders’ meeting in 2024, 2025 and 2026. The dollars convert to shares based on the FMV at the date of grant.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company’s Common Stock, beneficially owned as of December 31, 2024 by:

•each person known to the Company to beneficially own more than 5% of its Common Stock,
•each executive officer, director and director nominee
•all officers, directors and director nominees as a group.

The Company calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date. Shares of the Company’s Common Stock issuable upon exercise of options or warrants or conversion of notes that are exercisable or convertible within 60 days after December 31, 2024 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other stockholder for Percentage of Common Stock Beneficially Owned. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 26,960,901 shares of Common Stock outstanding at December 31, 2024, plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after December 31, 2024. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name	Shares Beneficially Owned	%
Richard Ferrari(1)	368,856	1.36%
Branislav Vajdic. PhD(2)	1,412,168	5.14%
George A. de Urioste(3)	67,376	*
Marga Ortigas-Wedekind(4)	147,544	*
Willem Pieter Elfrink(5)	492,530	1.82%
Mark Strome(6)	3,173,961	11.77%
Kenneth Nelson(7)	113,406	*
Michael Jaff MD(8)	13,978	*
Richard Brounstein(9)	207,106	*
Robert Eno (10)	253,549	*
Kenneth Persen(11)	146,124	*
All directors and executive officers as a group (11 persons)	6,396,598	22.55%

Public Ventures(12) 9454 Wilshire Blvd., Suite 600 Beverly Hills, CA 90212	2,624,910	9.20%
Andrew Schwartzberg(13) 1135 Rivas Canyon Road Pacific Palisades, CA 90272	1,899,536	7.05%
____________

* Less than 1 percent ownership

1.Includes (i) 65,653 shares acquired from the conversion of 2015 Convertible Notes (ii) 73,529 shares acquired from the vesting of RSUs in 2023, (iii) 31,948 shares acquired from the vesting of RSUs in 2024 and (iv) 7,576 options exercisable within 60 days after December 31, 2024, (v) 190,150 vested options. Does not include 209,090 unvested stock options and 44,247 unvested RSUs.
2.Includes (i) 794,545 shares acquired as founders equity, (ii) 115,559 shares acquired from the conversion of 2015 Convertible Notes, (iii) 34,858 options exercisable within 60 days after December 31, 2024, (iv) 1,287 shares acquired from the exercise of warrants acquired from the short-term loan investment program and (v) 35,000 BEATW exercisable warrants and (vi) 430,919 vested options. Does not include 1,553,000 unvested stock options.
3.Includes (i) 12,168 shares acquired from the vesting of RSUs in 2023, (ii) 23,961 shares acquired from the vesting of RSUs in 2024 and (ii) 1,914 options exercisable within 60 days after December 31, 2024, (iii) 37,027 vested options and (iv) shares sold of 7,694 in the 2024. Does not include 44,000 unvested stock options and 33,185 unvested RSUs.
4.Includes (i) 9,000 shares and 9,000 BEATW warrants purchased November 11, 2021, (ii) 7,824 shares acquired from the conversion of 2015 Convertible Notes, (iii) 55,147 shares acquired from the vesting of RSUs in 2023, (iv) 23,961 shares acquired from the vesting of RSUs in 2024, (v) 682 options exercisable within 60 days after December 31, 2024 and (vi) 41,930 vested options. Does not include 43,635 unvested stock options and 33,185 unvested RSUs.
5.Includes (i) 101,818 shares acquired under the 2015 Incentive Plan (ii) 207,056 shares acquired from the conversion of 2015 Convertible Notes, (iii) 55,147 shares acquired from the vesting of RSUs in 2023, (iv) 23,961 shares acquired from the vesting of RSUs in 2024, (v) 1,818 options exercisable within 60 days after December 31, 2024, (vi) 60,000 BEATW exercisable warrants, (vii) 3,640 shares acquired from the exercise of warrants acquired from the short-term loan investment program and (viii) 39,090 vested options. Does not include 43,636 unvested stock options and 33,185 unvested RSUs.
6.Includes (i) 3,150,000 shares purchased on May 2, 2023, and (ii) 23,961 shares acquired from the vesting of RSUs in 2024. Does not include 33,185 unvested RSUs.
7.Includes (i) 70,001 shares purchased on May 2, 2023 and (ii) 23,961 shares acquired from the vesting of RSUs in 2024 (iii) 3,889 options exercisable within 60 days after December 31, 2024 and (iv) 15,555 vested options. Does not include 70,000 unvested stock options and 33,185 unvested RSUs.
8.Includes (i) 13,978 shares acquired from the vesting of RSUs in 2024. Does not include 61,142 unvested RSUs.
9.Includes (i) 72,725 shares acquired under the 2015 Incentive Plan, (ii) 5,000 shares and 5,000 BEATW warrants purchased November 11, 2021, (iii) 5,000 shares and 10,000 BEATW warrants acquired on the open market, (iv) 29,197 shares acquired from the conversion of 2015 Convertible Notes, (v) 184 shares acquired from the exercise of warrants acquired from the short-term loan investment program and (vi) 80,000 vested options. Does not include 75,000 unvested stock options
10.Includes 19,308 options exercisable within 60 days after December 31, 2024 and (ii) 234,241 vested options. Does not include 821,363 unvested stock options.
11.Includes 12,850 options exercisable within 60 days after December 31, 2024 and (ii) 133,274 vested options. Does not include 561,000 unvested stock options.
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

Since the beginning of fiscal year 2024, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Based on the Audit Committee's evaluation and determination that Marcum LLP (“Marcum”) is independent, our Audit Committee has retained the firm of Marcum as our independent registered public accounting firm for fiscal year 2024. In making this determination, the Company is requesting its stockholders to ratify the appointment of Marcum at its next Annual Stockholder Meeting. In the event the stockholders fail to ratify the appointment, the Audit Committee will consider in its direction to select other auditors for the subsequent year. Even if the selection is ratified, the Audit Committee, in its discretion, may select a new independent registered public accounting firm at any time during the year if it feels that such a change would be in the best interest of the Company and its stockholders. Representatives of Marcum will be present at the 2025 Annual Stockholders' Meeting and will have the opportunity to make a statement and be available to answer questions.

Fees to Independent Registered Public Accounting Firm.

The following table sets forth the fees that the Company was billed by Marcum, our independent registered public accountants for fiscal years 2024 and 2023:

	2024	2023
Audit Fees (1)	$187,390	$187,542
Audit Related Fees	—	—
Tax Fees	—	—
Total	$187,390	$187,542

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

Part IV
Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015	S-1	3.1	09/07/2021
3.2	Bylaws	S-1	3.2	09/07/2021
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021	S-1	3.3	09/07/2021
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022	S-1	3.4	02/10/2023
4.1	Form of Representative’s Warrant	S-1/A	4.13	11/09/2021
4.2	Form of Warrant Agency Agreement	S-1/A	4.14	11/09/2021
4.3	Form of Placement Agent’s Warrant	S-1/A	4.13	04/17/2023
10.1	Employment Agreement with Richard Brounstein †	S-1/A	10.2	10/12/2021
10.2	Employment Agreement with Ken Persen †	8-K	10.2	08/08/2022
10.3	Employment Agreement with Timothy Cruickshank †	8-K	10.2	09/10/2024
10.4	Employment Agreement with Robert Eno †	8-K	10.1	10/22/2024
10.5	Employment Agreement with Branislav Vajdic †	8-K	10.2	10/22/2024
10.6	Stock Purchase Agreement, dated February 18, 2022 by and between HeartBeam, Inc. and the Purchaser with the Form of Warrant	8-K	10.1	02/22/2022
10.7	Form of Professional Services Agreement between Triple Ring and HeartBeam, Inc. dated March 7, 2022	8-K	10.1	03/10/2022
10.8	Partnership Agreement between HeartBeam, Inc. and LIVMOR, Inc. dated January 31, 2022	8-K	10.1	02/02/2022
10.9	Supplemental Agreement between HeartBeam, Inc. and LIVMOR, Inc. dated August 2, 2022	8-K	10.1	08/08/2022
10.10	Securities Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors	8-K	10.1	03/03/2023
10.11	Note Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors	8-K	10.1	03/03/2023
10.12	First Amendment to Securities Purchase Agreement dated March 7, 2023 to the Securities Purchase Agreement dated February 28, 2023 between HeartBeam, Inc. and Investors	8-K	10.1	03/09/2023
10.13	First Amendment to Note Purchase Agreement dated March 7, 2023 to the Note Purchase Agreement dated February 28, 2023 between HeartBeam, Inc. and Investors	8-K	10.2	03/09/2023
10.14	Form of Subscription Agreement	S-1/A	10.16	04/10/2023
10.15	Form of Escrow Agreement for the Offering	S-1/A	10.17	04/10/2023
10.16	Form of Securities Purchase Agreement dated as of May 2, 2023 between HeartBeam, Inc. and Investor	8-K	10.1	05/05/2023
10.17	2022 Equity Incentive Plan	8-K	10.1	06/16/2022
10.18	First Amendment to the HeartBeam, Inc. 2022 Equity Incentive Plan	8-K	10.1	07/11/2023
10.19	Second Amendment to the HeartBeam, Inc. 2022 Equity Incentive Plan	8-K	10.1	06/18/2024
10.20	ATM Sales Agreement with Public Ventures, LLC	8-K	10.1	05/02/2024

14.1	Code of Business and Ethics	10-K	14.1	03/16/2023
23.1	Consent of Marcum LLP Independent Registered Public Accounting Firm				X
24.1	Power of Attorney *				X
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
97.1	HeartBeam, Inc. Compensation Recovery Policy				X
101.INS	XBRL Instance Document+				X
101.SCH	XBRL Taxonomy Extension Schema Document+				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

†	Management or compensatory plan or arrangement.
#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 16. Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/Robert Eno
	Name:	Robert Eno
	Title:	Chief Executive Officer
Dated: March 13, 2025		(Principal Executive Officer)

	By:	/s/ Timothy Cruickshank
	Name:	Timothy Cruickshank
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert Eno his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard Ferrari	Executive Chairman	March 13, 2025
Richard Ferrari
/s/ George de Urioste	Director	March 13, 2025
George de Urioste
/s/ Marga Ortigas-Wedekind	Director	March 13, 2025
Marga Ortigas-Wedekind
/s/ Willem Elfrink	Director	March 13, 2025
Willem Elfrink
/s/ Mark Strome	Director	March 13, 2025
Mark Strome
/s/ Kenneth Nelson	Director	March 13, 2025
Kenneth Nelson
/s/ Michael Jaff	Director	March 13, 2025
Michael Jaff
/s/ Branislav Vajdic	Director	March 13, 2025
Branislav Vajdic
/s/ Robert Eno	Chief Executive Officer	March 13, 2025
Robert Eno	(Principal Executive Officer)
/s/ Timothy Cruickshank	Chief Financial Officer	March 13, 2025
Timothy Cruickshank	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
HeartBeam Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HeartBeam, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP
We have served as the Company’s auditor since 2020
Morristown, New Jersey
March 13, 2025

HEARTBEAM, INC.
Balance Sheets
(In thousands, except share data)

	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$2,377	$16,189
Prepaid expenses and other current assets	393	636
Total Current Assets	$2,770	$16,825

Property and equipment, net	450	256
Other assets	56	50
Total Assets	$3,276	$17,131

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable (includes related party $5 and $2, respectively)	531	556
Accrued expenses	1,091	638
Total Liabilities	1,622	1,194

Commitments (Note 7)

Stockholders’ Equity
Preferred Stock - $0.0001 par value; 10,000,000 shares authorized; 0 shares outstanding at December 31, 2024 and 2023	—	—
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,960,901 and 26,329,032 shares issued and outstanding at December 31, 2024 and 2023	3	3
Additional paid in capital	57,924	52,759
Accumulated deficit	(56,273)	(36,825)
Total Stockholders’ Equity	$1,654	$15,937

Total Liabilities and Stockholders’ Equity	$3,276	$17,131
See accompanying notes to the financial statements

HEARTBEAM, INC.
Statements of Operations
(In thousands, except share and per share data)

	December 31,
	2024	2023
Operating Expenses:
General and administrative	$8,836	$8,516
Research and development	11,051	6,798
Total operating expenses	19,887	15,314

Loss from operations	(19,887)	(15,314)

Other income
Interest income	446	675
Other expense	(7)	—
Total other income	439	675

Loss before provision for income taxes	(19,448)	(14,639)

Income tax provision	—	—

Net Loss	$(19,448)	$(14,639)

Net loss per share, basic and diluted	$(0.73)	$(0.72)

Weighted average common shares outstanding, basic and diluted	26,645,228	20,333,280
See accompanying notes to the financial statements

HEARTBEAM, INC.
Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance – December 31, 2022	8,009,743	$1	$24,559	$(22,186)	$2,374
Stock based compensation expense	—	—	3,208	—	3,208
Sale of Common Stock, net of issuance costs	17,872,955	2	24,762	—	24,764
Stock issuance upon exercise of stock options	180,072	—	214	—	214
Stock issuance upon vesting of restricted stock units	258,970	—	—	—	—
Stock Issuance upon exercise of warrants	7,292	—	16	—	16
Net loss	—	—	—	(14,639)	(14,639)
Balance – December 31, 2023	26,329,032	$3	$52,759	$(36,825)	$15,937

Stock based compensation expense			4,299		4,299
Sale of Common Stock, net of issuance costs	309,634	—	730		730
Stock issuance upon exercise of stock options	144,408	—	136		136
Stock issuance upon vesting of restricted stock units	177,827	—	—	—	—
Net loss				(19,448)	(19,448)
Balance – December 31, 2024	26,960,901	$3	$57,924	$(56,273)	$1,654
See accompanying notes to the financial statements

HEARTBEAM, INC.
Statements of Cash Flows
(In thousands)

	December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(19,448)	$(14,639)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7	—
Stock-based compensation expense	4,299	3,208
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	243	(191)
Accounts payable, accrued expenses and other current liabilities	428	(471)
Net cash used in operating activities	(14,471)	(12,093)

Cash Flows From Investing Activities
Purchase of property and equipment	(201)	(256)
Net cash used in investing activities	(201)	(256)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net of issuance costs	730	24,764
Proceeds from exercise of stock options	136	214
Proceeds from exercise of warrants	—	16
Net cash provided by financing activities	866	24,994

Net increase (decrease) in cash and restricted cash	(13,806)	12,645

Cash, cash equivalents and restricted cash - beginning of the year	16,239	3,594

Cash, cash equivalents and restricted cash - at end of the year	$2,433	$16,239

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$—	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,377	$16,189
Restricted cash (included in other assets)	$56	$50
Total cash, cash equivalents and restricted cash	$2,433	$16,239
See accompanying notes to the financial statements

HEARTBEAM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

HeartBeam, Inc. (“HeartBeam” or the “Company”) is a cardiac technology company focusing on developing and commercializing higher resolution ambulatory Electrocardiogram (“ECG”) solutions that enable the detection and monitoring of cardiac disease outside a healthcare facility setting. The Company’s ability to develop higher resolution ECG solutions is achieved through the development of the Company’s proprietary and patented Electrocardiography (“ECG”) technology platform. HeartBeam’s ECG is capable of developing three-dimensional (3D) representations of cardiac electrical activity by displaying the spatial locations of ECG waveforms that demonstrated in early studies to deliver diagnostic capability equal or superior to traditional hospital-based ECG systems.

The Company has validated this technology and has received U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products. The Company filed a 510(k) submission in 2023 for its initial product, a patient-held ECG device and was granted FDA clearance on December 13, 2024. In January 2025, the Company filed a 510(k) notification for the software algorithms that synthesize a 12L ECG from the HeartBeam System. The cumulative result of these two 510(k) submissions, once cleared by the FDA, will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review for arrhythmia assessment.

The Company was incorporated in 2015 as a Delaware corporation. The Company operates as one segment and its operations are based in Santa Clara, California.

NOTE 2 – GOING CONCERN

The Company is subject to a number of risks similar to those of early stage companies, including dependence on key individuals and product candidates, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of December 31, 2024 the Company had approximately $2.4 million cash and cash equivalents.

Based on its current business plan assumptions, existing financing arrangements including the February 2025 capital raise (see Note 9, Subsequent Events) and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Therefore, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations as the Company expects no material commercial revenue in 2025. The Company has an At-the-Money (ATM) sales agreement (See Note 4, Stockholders Equity) pursuant to which the Company may sell up to an aggregate of $17.0 million shares of the Company’s common stock. There were 309,634 shares issued under the ATM during the year ended December 31, 2024, and there was approximately $16.2 million available for issuance as of the financial statement issuance date.

The Company continues to maintain strong financial discipline as it achieves critical clinical and regulatory milestones in advance of an anticipated commercialization. Management believes the continued achievement of these milestones will provide the Company the ability to raise additional capital. However, management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which if not consummated would likely have a material adverse effect on the Company and its financial statements.

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

Certain reclassifications have been made by the Company to the prior period’s financial statements in order to conform to the current year presentation of accounts payable and accrued expenses. This reclassification did not impact previously reported results from operations, changes in stockholders’ equity or cash flows.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ from those estimates. On an ongoing basis, management evaluates its estimate related to probability and timing related to vesting of the stock-based compensation related to probability and timing related to vesting of milestone options.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2024 the Company has $1.1 million held as cash equivalents and as of December 31, 2023 there were $15.9 million held as cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of December 31, 2024 and December 31, 2023. The Company has made a deposit to the bank for their credit cards in the amount of $56,000 and is classified as restricted cash included in other non-current assets as of December 31, 2024.

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

During the year ended December 31, 2024, the Company capitalized tools amounting to $211,600, which is being depreciated based on useful life of 7 years. Depreciation and amortization expense for the year ended December 31, 2024 was nominal. The company has property and equipment, net represents machinery and equipment of $203,800 and $0 as of December 31, 2024, and December 31, 2023, respectively. Construction-in-progress related to tooling development that has not been placed into service amounted to $245,700 and $256,000 as of December 31, 2024, and December 31, 2023, respectively. Construction-in-progress amounts are not subject to depreciation as such assets are not yet available for their intended use.

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

STOCK-BASED COMPENSATION

The Company periodically issues stock options and restricted stock awards (“RSUs”) to employees and non-employees for services. The Company accounts for such grants issued and vesting to employees and non-employees based on ASC 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments. For awards with performance-based conditions, the Company evaluates the probability that the performance condition will be achieved and recognizes compensation cost over the service period based on that probability. If it becomes probable that the performance condition will be met, the Company recognizes the related compensation expense over that time period and if the expected performance obligation timing is modified due to changes, the expense attribution period is also modified on a prospective basis. If the performance condition is not expected to be met, no compensation cost is recognized, and any previously recognized expense is reversed.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2024 and 2023 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of December 31, 2024, and 2023, 153,443 and 176,674 penny options have been included in the calculation of weighted average basic and diluted earnings per share.

The following is a summary of awards outstanding as of December 31, 2024 and 2023, which are not included in the computation of basic and diluted weighted average shares:

	Year ended December 31,
	2024	2023
Stock options (excluding exercisable penny stock options)	7,232,926	5,915,851
Restricted	283,411	217,881
Warrants	5,152,397	5,152,397
Total	12,668,734	11,286,129

Segment Reporting

The Company operates in one reporting segment, The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM uses operating expenses to measure performance against progress in its clinical trials and its product development. The determination of a single business segment is consistent with the financial information regularly provided to the Company’s CODM. The Company’s CODM reviews and evaluates the total net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. In addition to the significant expense categories included within the total net loss presented on the Company's Statements of Operations, the following table sets forth significant segment expenses:

(in thousands)	Year ended December 31,
	2024	2023
Employee expenses	$9,971	$7,661
Research and Development (excluding employee expenses):
Consulting and professional fees	3,148	2,479
Clinical study expenses	736	—
Product development	1,594	1,487
Other*	981	620
Total Research and development expense	$6,459	$4,586
General and administrative expense (excluding employee expenses):
General and administrative expenses	2,825	2,706
Commercialization readiness expenses	632	360
Total General and administrative expense	3,457	3,066
Total operating expenses	$19,887	$15,313

* Other primarily includes patent and testing expenses for years ended December 31, 2024 and 2023.

RECENTLY ISSUED ACCOUNTING STANDARDS

Not Yet Adopted as of December 31, 2024:

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on the annual period ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03 (updated ASU 2025-01 issued in January 2025), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2024-03.

Adopted as of December 31, 2024:

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 3.

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

On February 1, 2023, the Company entered into an At-the-Market Sales Agreement (“ATM” or “Sales Agreement”) with A.G.P./ Alliance Global Partners as placement agent, to issue and sell shares of the Company’s common stock. The Company shall pay to the sales agent in cash, upon each sale of placement shares through the placement agent pursuant to the Sales Agreement, an amount equal to 3.00% of the aggregate gross proceeds from each sale of placement shares. In connection to the Sales Agreement, on February 17, 2023 and February 22, 2023, the Company sold 6,184 shares at $3.76 per share for gross proceeds of approximately $23,000. This agreement was terminated in May 2024.

On May 2, 2024, the Company entered into a Sales Agreement (“PV Sales Agreement”) with Public Ventures, LLC, as sales agent (“Public Ventures” or “Agent”), pursuant to which Company may sell up to an aggregate of approximately $17 million of shares of the Company’s common stock. There were 309,634 shares issued under the ATM during the year ended December 31, 2024. As of December 31, 2024, there was approximately $16.2 million available for issuance under the ATM.

Total stock issuance costs, which consist primarily of legal, accounting and underwriting fees in connection with the above stated transactions related to the offerings and SPA was approximately $174,000, which as of December 31, 2023, was recorded in additional paid in capital.

During the years ended December 31, 2024 and 2023 the Company issued 322,235 and 439,042 shares of common stock upon exercise of vested stock options and vesting of restricted stock units.

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

A summary of the outstanding warrants as of December 31, 2024 and 2023 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2022	3,908,276	$5.42	3.47	2,020
Issued	1,666,666	$1.88	—	—
Exercised	(11,638)	$2.75
Expired	(410,907)	$—
Outstanding and exercisable - December 31, 2023	5,152,397	$4.71	3.35	792
Issued	—	—
Exercised	—	$—
Expired	—	—
Outstanding and exercisable - December 31, 2024	5,152,397	$4.71	2.34	708

NOTE 5 – STOCK-BASED COMPENSATION
In 2015, the Company’s Board of Directors approved the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The 2015 Plan provides for the grant of stock options and RSU’s to purchase common stock of which 1,636,362 were authorized by the board of which 876,797 are outstanding as of December 31, 2024. The 2015 Plan was terminated upon shareholder approval of the 2022 Equity Incentive Plan (“2022 Equity Plan”) whereby no new awards can be issued under the 2015 Plan.

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

At the June 12, 2024 annual stockholders’ meeting the 2022 Equity Incentive Plan was amended to increase the number of authorized shares from 5,900,000 shares to 8,900,000.

The 2022 Equity Plan includes a provision to add-back any cancelled options from the 2015 Plan up to 1,372,816 shares. As of December 31, 2024, there are 293,856 shares from the 2015 Plan that are included in the 2,167,562 shares available for issuance under the 2022 Equity Plan.

During 2023, the Company granted 2,208,000 options to various executives and employees. Sixty percent (60%) of these options vest based on FDA Clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) vest monthly over a period of 48 months. The Company calculated the fair value for each of these grants using the Black-Scholes option pricing model and it is expensed based on management’s probability assessment of FDA clearance. During the year, management performed its probability assessment regarding the milestone achievement date and concluded that based on current status of discussion with FDA and planned V2 submission, the estimated clearance date has been shifted to December 31, 2025, resulting in lower stock based compensation expense of approximately $0.2 million. The 60% milestone options are issued and outstanding as of December 31, 2024.

The Company received proceeds of $0.1 million from the exercise of stock options during the year ended December 31, 2024 and $0.2 million during the year ended December 31, 2023.

STOCK OPTIONS

The following is a summary of stock option activity during the years ended December 31, 2024 and 2023:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands) (*)

Outstanding – December 31, 2022	2,196,798	$1.76	8.7	$6,770
Options granted	4,363,800	2.42
Forfeitures	(288,001)	2.48
Options exercised	(180,072)	1.19

Outstanding – December 31, 2023	6,092,525	$2.22	8.7	$2,945
Options granted	1,505,000	2.36
Forfeitures	(66,748)	2.41
Options exercised	(144,408)	0.94

Outstanding – December 31, 2024	7,386,369	2.26	8.36	$2,627
Exercisable – December 31, 2024	2,413,338	$2.01	7.36	$1,582

(*) Intrinsic value is based on the fair market value of the Company's common stock.

For the years ended December 31, 2024 and 2023, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Year ended December 31,
	2024	2023
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	125.33% - 132.02%	110.23% - 117.62%
Expected term (in years)	6.00 - 7.00	5.85 - 6.07
Risk-free rate	3.59% - 4.60%	3.54% - 4.77%
Expected dividend yield	$—	$—
Weighted average grant date fair value per share	$1.81 - 2.85	$1.75 - 3.38

RESTRICTED STOCK UNITS

The following is a summary of RSUs award activity during the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at beginning of period	217,881	$3.12	253,970	$1.47
Shares granted	243,357	2.26	222,881	3.11
Shares vested	(177,827)	3.13	(258,970)	1.48
Non-vested at end of year	283,411	$2.38	217,881	$3.12

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense:

	Year ended December 31,
	2024	2023
General and administration
Stock options	$2,362,385	$2,069,556
RSUs	581,150	488,971
Total general and administration	2,943,535	2,558,527
R&D
Stock options	1,316,775	629,092
RSUs	38,426	20,457
Total R&D	1,355,201	649,549
Total stock based compensation	$4,298,736	$3,208,076

As of December 31, 2024 total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $7.4 million and $0.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.85 years and 0.64 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the course of business, the Company obtains accounting services from CTRLCFO, a firm in which a prior executive of the Company had significant influence. On December 29, 2023, this executive, informed the Company of his plans to retire from his position as of February 1, 2024 and as such ceased to be a related party as of February 1, 2024. The Company had balances due to this firm amounting to approximately $2,000 and expense of $20,000 for the year ended December 31, 2023.

During April 2024, the Company entered into consulting agreement with one of the independent Board of Directors to provide business development consulting services. For these consulting services, the Company agreed to pay $5,000 per month as remuneration and granted 70,000 options to vest during over a period of 36 months. During year ended December 31, 2024, the Company recognized approximately $75,800 related to these consulting services, which includes stock based compensation expense of approximately $30,800.

NOTE 7 – COMMITMENTS

Lease Obligations

Prior to February 1, 2024, the Company was in a month-to-month lease agreement for its headquarters. The agreement was for an undefined term that could be cancelled at any time, given one month’s notice by either party. The Company’s monthly rent expense associated with this agreement was approximately $1,800. This headquarters lease was in the name of the Company’s Chief Executive Officer, and the cost was reimbursed monthly to CEO until January 31, 2024 when the Company terminated the month-to-month lease, and entered into a new lease in name of the Company with the same landlord. The new lease commenced on February 1, 2024, for initial period of 3 years. The Company performed an assessment and concluded that amount of operating lease right-of-use, or ROU assets was below the Company’s capitalization thresholds set in accordance with ASC 842. For the year ended December 31, 2024 and 2023 rent was approximately $21,000 and $17,000, respectively.

Professional Services Agreement

In March 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc. (“TRT”), a co-development company and single source supplier for its initial product, to assist in the design and development of the Company’s complete solution 3D vector ECG collection device for remote heart attack or MI monitoring. This agreement was followed by several amendments. The agreement with TRT includes a commitment totaling $1.7 million. For the year ended December 31, 2024 and 2023, the Company has expensed approximately $0.3 million and $1.3 million, respectively.

As of December 31, 2024, the Company has a remaining commitment of $0.1 million.

Clinical Research Organization

On March 8, 2024, the Company has entered into an agreement with Clinical Research Organization (CRO) to perform certain services related to project set up, clinical trial management and monitoring. As per terms of the agreement, the Company will pay CRO approximately $0.5 million for these services. Additionally, the Company has signed a Clinical Study Agreement with first of five sites to carry out the clinical study for which CRO will act as Company sponsor in relation to payment for these services. The total cost of the clinical trial including the CRO cost is expected to approximate $0.8 million. For the year ended December 31, 2024, the Company has expensed $0.7 million based on actual services performed by the CRO and clinical sites, and has a prepaid balance of $0.1 million as of December 31, 2024.

NOTE 8 - INCOME TAX

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, 2024 and December 31, 2023 is as follows:

	For the Years ended December 31,
	2024		2023

Computed “expected” tax benefit	(4,100,000)	21.00%	(3,074,000)	21.00%

Increase (reduction) in income taxes resulting from):
State tax, net of federal benefit	—	—%	—	—%
Permanent items	4,400	(0.02)%	(80,500)	0.55%
Stock-based compensation	—	—	221,200	(1.51)%
Research and development credits	(156,900)	0.80%	(241,800)	1.65%
Other	417,100	(2.14)%	130,600	(0.89)%
Change in valuation allowance	3,835,400	(19.64)%	3,044,500	(20.80)%

Total	—	—%	—	—%

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023:

	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$7,479,400	$5,799,000
Research and Development Credits	776,000	619,000
Accrued Expenses	183,400	—
Stock based compensation	1,022,200	647,000
Capitalized Research and Development Expenditures	3,468,300	2,027,200

Total deferred tax assets	12,929,300	9,092,200

Valuation Allowance	(12,927,600)	(9,092,200)

Total Deferred Tax Liability	(1,700)

Net Deferred Tax Assets	—	—

Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,835,400 for the period ended December 31, 2024.

As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $29,499,200 and $18,394,200, respectively. The federal NOL carryforwards consist of $2,405,500 generated before January 1, 2018, which will begin to expire in 2035 but are able to offset 100% of taxable income and $27,093,700 generated after December 31, 2017 that will carryforward indefinitely but will be subject to 80% taxable income limitation beginning tax years after December 31, 2021 as provided by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act (PL 116-136).

The Company has federal R&D credit carryforwards of approximately $790,200 which will begin to expire in 2041 and California R&D credit carryforwards of approximately $402,900 which do not expire.

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

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to Research and Experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the years ended December 31, 2024 and December 31, 2023, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

The total amount of unrecognized tax benefits as of December 31, 2024 is approximately $357,900, which relates to federal and state R&D credits. If recognized none of the unrecognized tax benefits would affect the effective tax rate.

The Company's policy is to account for interest and penalties as income tax expense. As of the December 31, 2024, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within twelve months of this reporting date.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, with varying statutes of limitations. The tax years from inception through 2024 remain open to examination due to the carryover of unused net operating losses that are being carried forward for tax purposes.

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

NOTE 9 - SUBSEQUENT EVENTS

On February 12, 2025, the Company entered into a Underwriting Agreement with Public Ventures, LLC to consummate an offering of 5,882,353 shares of Common Stock at an offering price of $1.70 per share, which closed on February 14, 2025. The Company received $10.0 million in gross proceeds from the offering, before deducting underwriter agent discounts and commissions. In addition, the subscription agreement granted 588,235 underwriter warrants with an exercise price of exercise price is $2.13 as part of this transaction.

On February 25, 2025, the Company announced that Public Ventures, LLC exercised its over-allotment option to purchase an additional 864,033 shares of Common Stock at $1.70 per share, resulting in additional gross proceeds of approximately $1.5 million, before deducting the underwriting discount and commissions. In addition, the subscription agreement granted 86,403 underwriter warrants with an exercise price of $2.13 as part of this transaction. After giving effect to the exercise of the over-allotment option, the total number of shares sold by HeartBeam in the public offering increased to 6,746,386 shares and gross proceeds increased to approximately $11.5 million.