Form 10-Q
period 2025-03-31
HeartBeam, Inc.
filed 2025-05-13
CIK 1779372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of May 9, 2025 was 33,806,786.

HEARTBEAM, INC.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 13, 2025. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES
Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Condensed Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$4,390	$2,377
Short-term investments (Note 3)	3,760	—
Prepaid expenses and other current assets	458	393
Total Current Assets	8,608	2,770

Property and equipment, net	443	450
Other assets	56	56
Total Assets	$9,107	$3,276

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable (includes related party $5 and $5, respectively)	$523	$531
Accrued expenses	1,055	1,091
Total Current Liabilities	1,578	1,622

Total Liabilities	1,578	1,622

Commitments (Note 7)

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 authorized; 0 shares outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock - $0.0001 par value 100,000,000 shares authorized; 33,734,548 and 26,960,901 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid in capital	69,283	57,924
Accumulated deficit	(61,757)	(56,273)
Total Stockholders’ Equity	7,529	1,654

Total Liabilities and Stockholders’ Equity	$9,107	$3,276
See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
Operating Expenses:
General and administrative	$2,012	$2,356
Research and development	3,492	2,428
Total operating expenses	5,504	4,784

Loss from operations	(5,504)	(4,784)

Other Income and (Expense)
Interest income	20	178
Total other income	20	178

Loss before provision for income taxes	(5,484)	(4,606)

Income tax provision	—	—

Net Loss	$(5,484)	$(4,606)

Net loss per share, basic and diluted	$(0.18)	$(0.17)

Weighted average common shares outstanding, basic and diluted	30,378,751	26,511,201

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2025	26,960,901	$3	$57,924	$(56,273)	$1,654
Stock based compensation expense	—	—	1,109	—	1,109
Sale of Common Stock, net of issuance costs	6,746,386	—	10,250	—	10,250
Stock issuance upon exercise of stock options	27,261	—	—	—	—
Net loss	—	—	—	(5,484)	(5,484)
Balance – March 31, 2025	33,734,548	$3	$69,283	$(61,757)	$7,529

Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2024	26,329,032	$3	$52,759	$(36,825)	$15,937
Stock based compensation expense	—	—	1,207	—	1,207
Net loss	—	—	—	(4,606)	(4,606)
Balance – March 31, 2024	26,329,032	$3	$53,966	$(41,431)	$12,538

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.
Condensed Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(5,484)	$(4,606)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7	—
Stock based compensation expense	1,109	1,207
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(65)	33
Accounts payable and accrued expenses	(44)	(97)
Net cash used in operating activities	(4,477)	(3,463)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(88)
Purchase of short-term investments	(3,760)	—
Net cash used in investing activities	(3,760)	(88)

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	10,250	—
Net cash provided by financing activities	10,250	—

Net increase (decrease) in cash and restricted cash	2,013	(3,551)
Cash, cash equivalents and restricted cash – Beginning of period	2,433	16,239

Cash, cash equivalents and restricted cash – Ending of period	$4,446	$12,688

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,390	$12,638
Restricted cash (included in other assets)	56	50
Total cash, cash equivalents and restricted cash	$4,446	$12,688

Supplemental Disclosures of Cash Flow Information:
Purchase of property and equipment in accounts payable	$2	$—
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

NOTE 2 – GOING CONCERN AND OTHER UNCERTAINTIES

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of March 31, 2025 the Company has a cash and equivalents and short-term investments of approximately $8.2 million.

Based on the current business plan assumptions, existing financing arrangements including the February 2025 capital raise (see Note 4, Stockholder’s Equity) and expected cash burn rate, the Company believes that it’s existing liquidity is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Therefore, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings or strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations as the Company expects no material commercial revenue in 2025. The Company has an At-the-Market (ATM) sales agreement (See Note 4, Stockholders Equity) pursuant to which the Company may sell up to an aggregate of $17.0 million shares of the Company’s common stock. There is approximately $16.2 million available for issuance as of the financial statement issuance date.

The Company continues to maintain strong financial discipline as it achieves critical clinical and regulatory milestones in advance of anticipated commercialization plans. Management believes the continued achievement of these milestones will provide the Company the ability to raise additional capital. However, Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which if not consummated would likely have a material adverse effect on the Company and its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is also subject to a number of risks similar to those of early stage companies, including dependence on key individuals and product candidates, the difficulties inherent in the development of a commercial market, competition from larger companies, other technology companies and other technologies.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying condensed unaudited financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 13, 2025 (“2024 Annual Report”).

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. As of March 31, 2025, the Company has $8.2 million held as cash and cash equivalents and short-term investments (as explained below), of which $4.1 million is held as cash equivalents. As of December 31, 2024, the Company had $2.4 million held as cash and cash equivalents, of which $1.1 million was held as cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of March 31, 2025 and December 31, 2024. The Company has made a deposit to the bank for their credit cards in the amount of $56,000 and $56,000 and is classified as restricted cash included in other assets as of March 31, 2025, and December 31, 2024, respectively.

SHORT-TERM INVESTMENTS

Short-term investments consist of treasury securities classified as held-to-maturity and have original maturities greater than 90 days but, less than one year as of the balance sheet date. Held-to-maturity investments are recorded at the amortized cost basis until date of maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. As of March 31, 2025, the Company held two treasury securities with maturity dates of greater than 90 days. These short-term investments have an amortized cost basis of approximately $3.8 million and maturity periods of 94 and 119 days, respectively. When combined with cash and cash equivalents of $4.4 million, the balance of cash and cash equivalents and short term investments was $8.2 million.

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

The Company capitalizes tools that are depreciated based on useful life of 7 years. Construction-in-progress amounts are not subject to depreciation as such assets are not yet available for their intended use. During the three months ended March 31, 2025, there was no capitalization of tools into service and depreciation and amortization expense was nominal. As of March 31, 2025, property and equipment, net represents machinery and equipment of $196,000 and construction-in-progress related to tooling development that has not been placed into service amounting to $247,000 and $245,700 as of March 31, 2025, and December 31, 2024, respectively.

NET LOSS PER COMMON SHARE

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2025 and 2024 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. Penny options of 135,262 and 182,169 have been included in the calculation of weighted average basic and diluted earnings per share for the three months ended March 31, 2025 and March 31, 2024, respectively.

The following is a summary of awards outstanding as of March 31, 2025 and 2024, which are not included in the computation of basic and diluted weighted average shares:

	Three months ended March 31,
	2025	2024
Stock options (excluding exercisable penny stock options)	7,036,576	5,884,608
Restricted stock units	283,411	217,881
Warrants	5,827,031	5,152,397
Total	13,147,018	11,254,886

Segment Reporting

The Company operates in one reporting segment. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM uses operating expenses to measure performance against progress in its clinical trials and its product development. The determination of a single business segment is consistent with the financial information regularly provided to the Company’s CODM. The Company’s CODM reviews and evaluates the total net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. In addition to the significant expense categories included within the total net loss presented on the Company's Statements of Operations, the following table sets forth significant segment expenses:

(in thousands)	Three months ended March 31,
	2025	2024
Employee expenses	$3,039	$2,559
Research and Development (excluding employee expenses):
Consulting and professional fees	415	649
Clinical study expenses	5	241
Product development	709	195
Other*	304	281
Total Research and development expense	$1,433	$1,366
General and administrative expense (excluding employee expenses):
General and administrative expenses	735	774
Commercialization readiness expenses	297	85
Total General and administrative expense	1,032	859
Total operating expenses	$5,504	$4,784

* Other primarily includes patent and testing expenses for three months ended March 31, 2025 and 2024.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2025, the Company entered into an Underwriting Agreement with Public Ventures, LLC to consummate an offering (the “February Public Offering”) and have raised approximately raised $11.5 million in gross proceeds. This equated to approximately $10.3 million in net proceeds from the offering after deducting commissions and other estimated offering expenses amounting to $1.2 million payable by the Company as listed below:

•On February 12, 2025, the Company entered into a Underwriting Agreement with Public Ventures LLC to consummate an offering of 5,882,353 shares of Common Stock at an offering price of $1.70 per share, which closed on February 14, 2025. The Company received $10.0 million in gross proceeds from the offering, before deducting underwriter agent discounts and commissions. In addition, the subscription agreement granted 588,235 underwriter warrants with an exercise price of exercise price is $2.13 as part of this transaction.

•On February 25, 2025, the Company announced that Public Ventures, LLC exercised its over-allotment option to purchase an additional 864,033 shares of Common Stock at $1.70 per share, resulting in additional gross proceeds of approximately $1.5 million, before deducting the underwriting discount and commissions. In addition, the subscription agreement granted 86,403 underwriter warrants with an exercise price of $2.13 as part of this transaction. After giving effect to the exercise of the over-allotment option, the total number of shares sold by HeartBeam in the public offering increased to 6,746,386 shares and gross proceeds increased to approximately $11.5 million.

WARRANTS

As part of February Public Offering, the Company issued 674,638 placement agent warrants to purchase shares of Common Stock sold in the offering, with an exercise price of $2.13 per share and are exercisable for five years from the date of issuance, after a 360-day lockup period. The Company performed an assessment and accounted for these warrant instruments in conjunction with the Company’s common stock in permanent equity. These warrants are indexed to the Company’s stock and meet the requirements of equity classification as prescribed under ASC 815. These warrants classified as equity are initially measured at fair value of $1.2 million treated as offering cost, which is recorded as additional paid in capital, and subsequent changes in fair value are not recognized so long as the warrants continue to be classified as equity. The Company used exercise price of $2.13, expected term of 5 years, risk free rate of 4.48%, and volatility of 115% to calculate the fair value of warrants.

The following is a summary of warrant activity during the three months ended March 31, 2025:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2024	5,152,397	$4.71	2.34	$708
Issued	674,638	2.13	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable – March 31, 2025	5,827,035	$4.42	2.42	$225
NOTE 5 – STOCK-BASED COMPENSATION

At the April 15, 2025, Board of Directors meeting, the proposal to amend the 2022 Equity Incentive Plan to increase the number of authorized shares from 8,900,000 shares to 11,900,000 shares was approved, which is pending stockholders’ approval during upcoming annual meeting in July 2025.
STOCK OPTIONS
The following is a summary of stock option activity during the three months ended March 31, 2025:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Outstanding – December 31, 2024	7,386,369	$2.26	8.36	$2,627
Options granted	152,400	2.29
Options exercised	(58,805)	0.91
Options cancelled	(308,126)	1.61

Outstanding – March 31, 2025	7,171,838	$2.30	8.06	$1,563
Exercisable – March 31, 2025	2,646,051	$2.06	7.05	$1,197

During the three months ended March 31 2025, options were granted to a consultant and employee. During the three months ended March 31 2024, no options were granted to consultants and employees. During the three months ended March 31, 2025, 40,625 options were exercised by one of employees using net settlement, which resulted in net issuance of 9,081 shares. Additionally, during the three months ended March 31, 2025, 18,180 options were exercised by one of consultants for a de minimis amount of proceeds.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the three months ended March 31, 2025, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Three months ended March 31,
2025
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	111.06% - 116.28%
Expected term (in years)	5.00 - 6.08
Risk-free rate	4.34% - 4.41%
Expected dividend yield	$—
Weighted average grant date fair value per share	$1.85 - $1.99

RESTRICTED STOCK UNITS
The following is a summary of RSU’s awards activity during the three months ended March 31, 2025:

	Three months ended March 31, 2025
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	283,411	$2.38
Shares granted	—	—
Shares vested	—	—
Non-vested at the end of period	283,411	$2.38

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense (rounded):

	Three months ended March 31,
	2025	2024
General and administrative
Stock option expense	$207,000	$736,000
RSU expense	146,000	141,000
Total general and administrative expense	353,000	877,000
Research and development
Stock option expense	747,000	320,000
RSU expense	9,000	10,000
Total research and development expense	756,000	330,000
Total Stock Based Compensation Expense	$1,109,000	$1,207,000

During 2023, the Company granted 2,208,000 options to various executives and employees. Sixty percent (60%) of these options vest based on FDA Clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) vest monthly over a period of 48 months. During the period ended March 31, 2025, management performed its probability assessment regarding the milestone achievement date and concluded that based on current status of discussion with FDA and planned V2 submission, no change in the estimated clearance date of December 31, 2025. The 60% milestone options are issued and outstanding as of March 31, 2025.

These performance-based options are expensed through the expected FDA clearance, which is based on management’s probability assessment performed on a quarterly basis.

As of March 31, 2025, total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $6.6 million and $0.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.4 years and 0.50 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During April 2024, the Company entered into consulting agreement with one of the independent Board of Directors to provide business development consulting services. For these consulting services, the Company agreed to pay $5,000 per month as remuneration and granted 70,000 options to vest during over a period of 36 months. During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $25,400 and $0, respectively related to these consulting services, which includes stock based compensation expense of $10,400 and $0, respectively.

NOTE 7 – COMMITMENTS

Lease Obligations

Prior to February 1, 2024, the Company was in a month-to-month lease agreement for its headquarters. The month to month was replaced by a new lease commenced on February 1, 2024, for an initial period of 3 years. The Company performed an lease assessment and concluded that amount of operating lease right-of-use, or ROU assets was below the Company’s capitalization thresholds set in accordance with ASC 842. For the three months ended March 31, 2025 and March 31, 2024, rent was approximately $5,500 and $5,000, respectively.

Professional Services Agreement

In March 2022, the Company entered into a professional services agreement with Triple Ring Technologies, Inc. (“TRT”), a co-development company, to assist in the design and development of the Company’s telehealth complete solution 3D vector ECG collection device for remote heart attack or MI monitoring. This agreement was followed by several amendments. The agreement with TRT includes a commitment totaling $1.7 million. For the three months ended March 31, 2025 and March 31, 2024, the Company has expensed approximately $0.1 million and $0.1 million, respectively.

As of March 31, 2025, the Company has a remaining commitment of $0.1 million.

Clinical Research Organization

On March 8, 2024, the Company has entered into an agreement with Clinical Research Organization (CRO) to perform certain services related to project set up, clinical trial management and monitoring during the next six months. As per terms of the agreement, the Company will pay CRO approximately $0.5 million for these services. Additionally, the Company has signed a Clinical Study Agreement with first of five sites to carry out the clinical study for which CRO will act as Company sponsor in relation to payment for these services. The total cost of the clinical trial including the CRO cost is expected to approximate $0.9 million. For the three months ended March 31, 2025 and 2024, the expense was nominal and $0.3 million, respectively, based on actual services performed by the CRO and clinical sites. The Company has a prepaid balance of $0.1 million as of March 31, 2025.

NOTE 8 – SUBSEQUENT EVENTS

In April, 2025 the Board of Directors approved the grant of 1,731,000 options to employees and consultants. These options have been issued from the Company's 2022 Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our condensed unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the 2024 Form 10-K. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2024 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview

We are a medical technology company focused on transforming cardiac care through the power of personalized insights. Our aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. Our ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of our proprietary and patented technology platform that allows us to collect the heart’s electrical activity from three distinct directions and synthesize a 12-Lead (“12L”) ECG from these signals. In recent studies, our approach has demonstrated diagnostic insights similar to a standard 12L ECG for arrhythmia assessment. The data from these studies was also submitted to the FDA as part of our recent FDA submission.

The HeartBeam System (previously referred to as “AIMIGoTM”) was granted FDA clearance on December 13, 2024. The HeartBeam System is the first U.S. Food and Drug Administration (“FDA”) cleared cable-free, ambulatory 3-D ECG that captures the heart’s electrical signals from three distinct directions for high-fidelity data collection and advanced diagnostics for arrhythmia assessment. The HeartBeam System is comprised of a credit card sized 3-Lead ECG recording device, a patient application, a physician portal, and powerful cloud-based algorithms.

We believe our Products (“Products” or “Product”) and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors, and will also address the rapidly growing field of ambulatory cardiac health monitoring. We believe that we are uniquely positioned to play a central role in ambulatory cardiac monitoring including high-risk Coronary Artery Disease (“CAD”), given positive, proof-of-concept data from the initial feasibility studies that demonstrated comparable performance of the HeartBeam System and the standard 12L ECG in ischemia detection. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”). Additionally, our unique portable form-factor will make high-fidelity insights easily accessible, wherever patients are, compared to a standard 12L ECG which is typically limited to a healthcare setting.

In January 2025, the Company filed a 510(k) application for the software algorithms that synthesize a 12L ECG from the 3-Lead ECG recorded signal obtained by the HeartBeam System. The software synthesizes these signals into a familiar 12L ECG display, using a personalized transformation matrix. This latest submission builds on HeartBeam’s recent FDA clearance, and once cleared by the FDA, the cumulative result will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for manual assessment of arrhythmia by physicians.

The Company held two pre-submission meetings with the FDA ahead of the 12L ECG synthesis software submission. These meetings focused primarily on the performance goals of our clinical study designed to demonstrate the similarity between our synthesized 12L ECG signal and the output of a standard 12L ECG for the arrhythmia assessment.. Based on feedback from FDA and our clinical experts, the Company designed a prospective multicenter pivotal study, the VALID-ECG pivotal study, for clinical validation of the HeartBeam 12L ECG synthesis software for arrhythmia assessment.

In April 2025, the Company announced that the VALID-ECG pivotal study successfully met its clinical endpoints. The study evaluated the mean difference in ECG intervals and amplitudes between HeartBeam’s synthesized 12L ECG and a simultaneously collected standard 12L ECG. Intervals and amplitudes are important in assessing non-life-threatening arrhythmias. Data showed a 93.4% overall diagnostic agreement, indicating that HeartBeam’s synthesized 12-lead ECG can support diagnosis of arrhythmias in a manner consistent with standard 12L ECGs.

The VALID-ECG pivotal study was a multicenter trial that enrolled 198 patients across five clinical sites in the US, including Allegheny Health Network, Atlanta Heart Specialists, Mount Sinai Hospital, Northwell Health and Piedmont Heart Institute. Efforts were made to enroll patients with a diverse demographic profile reflective of the intended use population in the United States.

During the first quarter of 2025 and ensuing period, the Company continued its efforts with commercial readiness activities, in advance of an anticipated commercial launch that will occur once we receive FDA clearance for our 12L synthesis software.

The Company initiated an early access program (the “Early Access Program”) for the HeartBeam System. This program will provide the Company with valuable feedback on the user experience, overall workflow and functionality of the system in a real-world setting. We do not anticipate that the Early Access Program will generate revenue. The intent of the Early Access Program is to prepare the Company to commercialize the technology once we receive FDA clearance for our 12L synthesis software.

In April 2025, HeartBeam announced a strategic collaboration with AccurKardia to potentially add their FDA-cleared, automated ECG interpretation platform to our Product. Adding AccurKardia’s FDA-cleared, device-agnostic automated ECG interpretation platform to HeartBeam’s device will enhance HeartBeam’s commercial offering for arrhythmia assessment by enabling patients and physicians to get an automated rhythm assessment which will facilitate a quicker diagnosis and faster access to clinical care when needed. The strategic collaboration is expected to expedite HeartBeam’s product development efforts, reducing both costs and timelines.

In addition, the Company also has an active AI program underway. We have acquired approximately one million standard 12L ECGs from various sources, a key element in our fast-paced AI development efforts. We believe that, when combined with our Products, these deep learning algorithms will provide additional value to patients and physicians in several ways.

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

HeartBeam has 15 issued and allowed U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,701,049, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972, U.S. 11,234,658, U.S. 11,793,444, U.S. 11,877,853, U.S. 11,969,251, U.S. US 12,207,908 and U.S. 12,290,368) Outside of the U.S., HeartBeam has five issued patents in South Korea, Germany, France, Netherlands and the United Kingdom

As of March 31, 2025, we had 19 employees. We intend to strike a balance of managing our headcount in line with cash resources, while also, at the appropriate time, hiring or engaging additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Recent Developments

New and Existing Patent Assignments

Thus far in 2025, we have been granted two new U.S. patents related to HeartBeam’s compact, mobile three-lead cardiac monitoring devices and detection of atrial fibrillation.

•The first patent significantly advances intellectual property for HeartBeam’s credit card-sized ECG device, bolstering both the defensive and offensive moat around the company’s core technology.
•The second patent expands the use of risk-based diagnostic algorithms into HeartBeam’s product portfolio around wearable devices.

The Company now has 20 issued patents worldwide, including fifteen (15) issued U.S. patents and eleven (11) pending U.S applications. Outside of the U.S., we have five (5) issued patents in South Korea, Germany, France, Netherlands and United Kingdom, two (2) allowed patents and twenty-one (21) pending applications in Canada, China, the European Union, Japan, South Korea and Australia. The issued patents are predicted to expire between April 11, 2036 and April 21, 2042.

February Public Offering under Form S-3

During the three months ended March 31, 2025, we entered into an underwriting agreement with Public Ventures, LLC dba MDB Capital (“Public Ventures”) to consummate an offering (the “February Public Offering”) and we have raised approximately $11.5 million in gross proceeds through sales of common stock as listed below:

•On February 12, 2025, 5,882,353 shares of common stock sold at an offering price of $1.70 per share, which closed on February 14, 2025. The Company received $8.94 million in net proceeds from the February Public Offering after deducting underwriter discounts and commissions. In addition, pursuant to the underwriting agreement, as partial compensation for its service, we granted 588,235 underwriter warrants with an exercise price of $2.13 to Public Ventures.

•On February 21, 2025, Public Ventures exercised the bulk of their over-allotment option (the “Over-allotment Option”) of 864,033 shares of common stock which closed on February 25, 2025. The Company received $1.31 million in net proceeds from the Over-allotment Option after deducting underwriter discounts and commission and we granted an additional 86,403 underwriter warrants with an exercise price of $2.13 as compensation to Public Ventures.

Strategic Collaboration with AccurKardia

On April 24, 2025, HeartBeam announced a strategic collaboration with AccurKardia to advance cardiac monitoring innovation. Adding AccurKardia’s FDA-cleared, device-agnostic automated ECG interpretation platform to HeartBeam’s device will enhance HeartBeam’s commercial offering for arrhythmia assessment by enabling patients and physicians to get an automated rhythm assessment which will facilitate a quicker diagnosis and faster access to clinical care when needed. The strategic collaboration is expected to expedite HeartBeam’s product development efforts, reducing both costs and timelines.

Results of Operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For three months ended March 31
	2025	2024	Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$2,012	$2,356	$(344)	(15)%
Research and development	3,492	2,428	1,064	44%
Total operating expenses	5,504	4,784	720	15%

Loss from operations	(5,504)	(4,784)	(720)	15%

Interest income	20	178	(158)	(89)%
Total Other Income	20	178	$(158)	(89)%

Income tax provision	—	—	—	—%
Net loss	$(5,484)	$(4,606)	$(878)	19%

Summary of Statements of Operations for the three months ended March 31, 2025 compared with the three months ended March 31, 2024:

General and administrative (“G&A”) expenses decreased by approximately $0.3 million or 15% during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in G&A expense is primarily related to decrease in non-cash stock-based compensation expense amounting to $0.5 million driven by change in estimate for recognition of milestone options offset by an increase in insurance expense of $0.1 million and commercial readiness expenses for $0.1 million.

Research and development expenses (“R&D”) expenses increased by approximately $1.1 million or 44% during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in R&D expense is primarily related to increase in headcount of $0.6 million and non-cash stock-based compensation expense amounting to $0.4 million associated with additional awards granted since March 31, 2024, increase in product development expense of $0.5 million, offset by a decrease in clinical related costs of $0.4 million.

Other income during the three months ended March 31, 2025 and 2024 is related to interest earned on our cash and short term investments.

Liquidity and Capital Resources

Our cash requirements, are and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go-to-market strategies.

We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. As of March 31, 2025, we have cash and short-term investments of approximately $8.2 million. Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our continued operations and our commercialization plan will depend on the ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations. We expect no material commercial revenue in 2025 nor can we provide assurance that a financing or strategic relationships will be available on acceptable terms.

As of March 31, 2025, we had approximately $4.4 million in cash and cash equivalents, an increase of $2.0 million from $2.4 million as of December 31, 2024.In addition, the Company held, short-term investments of $3.8 million as treasury securities at the balance sheet date. When combined with cash and cash equivalents of $4.4 million, the balance for the Company as at March 31, 2025 was $8.2 million.

Our cash is as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$4,390	$2,377

Cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2024	2024
Net cash used in operating activities	$(4,477)	$(3,463)
Net cash used in investing activities	(3,760)	(88)
Net cash provided by financing activities	10,250	—

Operating Activities:

Net cash used in our operating activities of $4.5 million during the three months ended March 31, 2025, is primarily due to our net loss of $5.5 million less $1.1 million in non-cash expenses and $0.1 million of net changes in operating assets and liabilities.

Net cash used in our operating activities of $3.5 million during the three months ended March 31, 2024, is primarily due to our net loss of $4.6 million less $1.2 million in non-cash expenses and $0.1 million of net changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities during the three months ended March 31, 2025, of $3.8 million is from the purchase of short-term investments.

As of March 31, 2025, the Company held two treasury securities with maturity dates of greater than 90 days. These short-term investments have an amortized cost basis of approximately $3.8 million and maturity periods of 94 and 119 days, respectively. When combined with cash and cash equivalents of $4.4 million, the balance for the Company at March 31, 2025 was $8.2 million

Net cash used in investing activities during the three months ended March 31, 2024 of $0.1 million, is from the purchase of equipment.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities of $10.3 million is primarily from net proceeds from sale of common stock, net of issuance costs.

We had no financing activity during the three months ended March 31, 2024.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2025. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There has been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015 (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed September 7, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed September 9, 2021)
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021 (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 filed October 4, 2021)
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K filed November 17, 2022)
4.1	Underwriter Warrant dated February 14, 2025 between the Company and Public Ventures, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 14, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Robert Eno
	Name:	Robert Eno
	Title:	Chief Executive Officer
Dated: May 13, 2025		(Principal Executive Officer)

	By:	/s/ Timothy Cruickshank
	Name:	Timothy Cruickshank
	Title:	Chief Financial Officer
Dated: May 13, 2025		(Principal Financial and Accounting Officer)