Form 10-Q
period 2025-06-30
HeartBeam, Inc.
filed 2025-08-13
CIK 1779372

Table of content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of August 11, 2025 was 34,311,589.

Table of content
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

Table of content
FORM 10-Q

Table of content
PART I - FINANCIAL INFORMATION
Item 1. Condensed Unaudited Financial Statements
HEARTBEAM, INC.
Condensed Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$3,256	$2,377
Short-term investments (Note 3)	1,797	—
Prepaid expenses and other current assets	308	393
Total Current Assets	5,361	2,770

Property and equipment, net	564	450
Other assets	56	56
Total Assets	$5,981	$3,276

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable (includes related party $0 and $5, respectively)	$814	$531
Accrued expenses (includes related party $5 and $0, respectively)	985	1,091
Total Current Liabilities	1,799	1,622

Total Liabilities	1,799	1,622

Commitments (Note 7)

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 authorized; 0 shares outstanding at June 30, 2025 and December 31, 2024		—
Common stock - $0.0001 par value 100,000,000 shares authorized; 34,020,340 and 26,960,901 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4	3
Additional paid in capital	70,909	57,924
Accumulated deficit	(66,731)	(56,273)
Total Stockholders’ Equity	4,182	1,654

Total Liabilities and Stockholders’ Equity	$5,981	$3,276
See accompanying notes to the condensed unaudited financial statements

Table of content
HEARTBEAM, INC.
Condensed Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating Expenses:
General and administrative	$1,711	$2,246	$3,720	$4,602
Research and development	3,326	2,844	6,818	5,272
Total operating expenses	5,037	5,090	10,538	9,874

Loss from operations	(5,037)	(5,090)	(10,538)	(9,874)

Other Income and (Expense)
Interest income	63	134	80	312
Total other income	63	134	80	312

Loss before provision for income taxes	(4,974)	(4,956)	(10,458)	(9,562)

Income tax provision	—	—	—	—

Net Loss	$(4,974)	$(4,956)	$(10,458)	$(9,562)

Net loss per share, basic and diluted	$(0.15)	$(0.19)	$(0.32)	$(0.36)

Weighted average common shares outstanding, basic and diluted	33,834,950	26,566,832	32,184,025	26,538,863

See accompanying notes to the condensed unaudited financial statements

Table of content
HEARTBEAM, INC.
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Three months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - April 1, 2025	33,734,548	$3	$69,283	$(61,757)	$7,529
Stock based compensation expense	—	—	1,177	—	1,177
Sale of Common Stock under ATM, net of issuance costs	284,338	1	449	—	450
Stock issuance upon exercise of stock options	1,454	—	—	—	—
Net loss	—	—	—	(4,974)	(4,974)
Balance – June 30, 2025	34,020,340	$4	$70,909	$(66,731)	$4,182

Three months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - April 1, 2024	26,329,032	$3	$53,966	$(41,431)	$12,538
Stock based compensation expense	—	$—	1,040	$—	1,040
Sale of Common Stock under ATM, net of issuance costs	50,000	$—	$76	$—	76
Stock issuance upon exercise of stock options	5,252	$—	$8	$—	8
Stock issuance upon vesting of restricted stock units	177,827	$—	$—	$—	—
Net loss	—	$—	$—	(4,956)	(4,956)
Balance – June 30, 2024	26,562,111	$3	$55,090	$(46,387)	$8,706

Table of content
HEARTBEAM, INC.
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2025	26,960,901	$3	$57,924	$(56,273)	$1,654
Stock based compensation expense	—	$—	$2,286	$—	$2,286
Sale of Common Stock, net of issuance costs	6,746,386	$—	$10,250		$10,250
Sale of Common Stock under ATM, net of issuance costs	284,338	$1	$449	$—	$450
Stock issuance upon exercise of stock options	28,715	$—	$—	$—	$—
Net loss	—	$—	$—	$(10,458)	$(10,458)
Balance - June 30, 2025	34,020,340	$4	$70,909	$(66,731)	$4,182

Six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance - January 1, 2024	26,329,032	$3	$52,759	$(36,825)	$15,937
Stock based compensation expense	—	—	2,247	—	2,247
Sale of Common Stock under ATM, net of issuance costs	50,000	—	76	—	76
Stock issuance upon exercise of stock options	5,252	—	8	—	8
Stock issuance upon vesting of restricted stock units	177,827	—	—	—	—
Net loss	—	—	—	(9,562)	(9,562)
Balance – June 30, 2024	26,562,111	$3	$55,090	$(46,387)	$8,706

See accompanying notes to the condensed unaudited financial statements

Table of content
HEARTBEAM, INC.
Condensed Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(10,458)	$(9,562)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	15	—
Stock based compensation expense	2,286	2,247
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	85	92
Accounts payable and accrued expenses	150	210
Net cash used in operating activities	(7,922)	(7,013)

Cash Flows From Investing Activities
Purchase of property and equipment	(102)	(98)
Purchase of short-term investments	(3,760)	—
Maturities of short-term investments	1,963	—
Net cash used in investing activities	(1,899)	(98)

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	10,250	—
Proceeds from sale of equity under ATM, net of issuance costs	450	76
Proceeds from exercise of stock options	—	8
Net cash provided by financing activities	10,700	84

Net increase (decrease) in cash and restricted cash	879	(7,027)
Cash, cash equivalents and restricted cash – Beginning of period	2,433	16,239

Cash, cash equivalents and restricted cash – Ending of period	$3,312	$9,212

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,256	$9,157
Restricted cash (included in other assets)	56	55
Total cash, cash equivalents and restricted cash	$3,312	$9,212

Supplemental Disclosures of Cash Flow Information:
Purchase of property and equipment in accounts payable	$27	$16
Taxes paid	$—	$—
See accompanying notes to the condensed unaudited financial statements

Table of content
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

The Company has validated this technology and has received U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth product. The Company filed a 510(k) submission in 2023 for its initial product, a patient-held ECG device and was granted FDA clearance on December 13, 2024. In January 2025, the Company filed a 510(k) notification for the software algorithms that synthesize a 12L ECG from the HeartBeam System. The cumulative result of these two 510(k) submissions, once cleared by the FDA, will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for physician review for arrhythmia assessment.

The Company was incorporated in 2015 as a Delaware corporation. The Company operates as one segment and its operations are based in Santa Clara, California.

NOTE 2 – GOING CONCERN AND OTHER UNCERTAINTIES

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of June 30, 2025, the Company has cash and equivalents and short-term investments of approximately $5.1 million.

Based on the current business plan assumptions, existing financing arrangements including the February 2025 capital raise (see Note 4, Stockholder’s Equity) and expected cash burn rate, the Company believes that its existing liquidity is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Therefore, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings or strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations as the Company expects no material commercial revenue in 2025. The Company has an At-the-Market (ATM) sales agreement pursuant to which the Company may sell up to an aggregate of $17.0 million shares of the Company’s common stock. There were 284,338 shares issued under the ATM during the six months ended June 30, 2025, and there was approximately $15.6 million available for issuance as of the financial statement issuance date, potentially subject to other baby shelf limitations.

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

Table of content
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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. As of June 30, 2025, the Company has $5.1 million held as cash and cash equivalents and short-term investments (as explained below), of which $1.8 million is held as cash equivalents. As of December 31, 2024, the Company had $2.4 million held as cash and cash equivalents, of which $1.1 million was held as cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of June 30, 2025 and December 31, 2024. The Company has made a deposit to the bank for their credit cards in the amount of $56,000 and $56,000 and is classified as restricted cash included in other assets as of June 30, 2025, and December 31, 2024, respectively.

SHORT-TERM INVESTMENTS

Short-term investments consist of treasury securities classified as held-to-maturity and have original maturities greater than 90 days but, less than one year as of the balance sheet date. Held-to-maturity investments are recorded at the amortized cost basis until date of maturity and are carried at amortized cost net of allowance for credit losses, which approximates their fair value determined based on Level 2 inputs. As of June 30, 2025, the Company held one treasury security with a maturity date of greater than 90 days. This short-term investment have an amortized cost basis of approximately $1.8 million and maturity period of 119 days. When combined with cash and cash equivalents of $3.3 million, the balance of cash and cash equivalents and short term investments was $5.1 million.

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

Table of content
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

The Company capitalizes tools that are depreciated based on useful life of 7 years. Construction-in-progress amounts are not subject to depreciation as such assets are not yet available for their intended use. During the six months ended June 30, 2025, there was no capitalization of tools into service and depreciation and amortization expense was nominal. Property and equipment, net represents machinery and equipment of $189,000 and $204,000 as of June 30, 2025 and December 31, 2024, respectively. Construction-in-progress related to tooling development that has not been placed into service amounting to $375,000 and $245,700 as of June 30, 2025, and December 31, 2024, respectively.

NET LOSS PER COMMON SHARE

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2025 and 2024 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. Penny options of 133,808 and 182,169 have been included in the calculation of weighted average basic and diluted earnings per share for the three and six months ended June 30, 2025 and June 30, 2024, respectively.

The following is a summary of awards outstanding as of June 30, 2025 and 2024, which are not included in the computation of basic and diluted weighted average shares:

	Three and six months ended June 30,
	2025	2024
Stock options (excluding exercisable penny stock options)	8,831,326	5,993,356
Restricted stock units	283,411	283,411
Warrants	5,827,031	5,152,397
Total	14,941,768	11,429,164

Table of content
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

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Employee expenses	$2,833	$2,324	$5,872	$4,882
Research and Development (excluding employee expenses):
Consulting and professional fees	452	886	868	1,535
Clinical study expenses	7	417	11	658
Product development	647	363	1,356	559
Other*	335	189	638	470
Total Research and development expense	$1,441	$1,855	$2,873	$3,222
General and administrative expense (excluding employee expenses):
General and administrative expenses	592	757	1,325	1,531
Commercialization readiness expenses	171	154	468	239
Total General and administrative expense	763	911	1,793	1,770
Total operating expenses	$5,037	$5,090	$10,538	$9,874

* Other primarily includes patent, and testing for three and six months ended June 30, 2025 and 2024.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2025, the Company entered into an Underwriting Agreement with Public Ventures, LLC to consummate an offering (the “February Public Offering”) and have raised approximately raised $11.5 million in gross proceeds. This equated to approximately $10.3 million in net proceeds from the offering after deducting commissions and other estimated offering expenses amounting to $1.2 million payable by the Company as listed below:

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

Table of content
WARRANTS

As part of February Public Offering, the Company issued 674,638 placement agent underwriter warrants to purchase shares of Common Stock sold in the offering, with an exercise price of $2.13 per share and are exercisable for five years from the date of issuance, after a 360-day lockup period. The Company performed an assessment and accounted for these warrant instruments in conjunction with the Company’s common stock in permanent equity. These warrants are indexed to the Company’s stock and meet the requirements of equity classification as prescribed under ASC 815. These warrants classified as equity are initially measured at fair value of $1.2 million treated as offering cost, which is recorded as additional paid in capital, and subsequent changes in fair value are not recognized so long as the warrants continue to be classified as equity. The Company used exercise price of $2.13, expected term of 5 years, risk free rate of 4.48%, and volatility of 115% to calculate the fair value of warrants.

The following is a summary of warrant activity during the six months ended June 30, 2025:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2024	5,152,397	$4.71	2.34	$708
Issued	674,638	2.13	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable – June 30, 2025	5,827,035	$4.42	2.17	$—
NOTE 5 – STOCK-BASED COMPENSATION

At the July 2025, annual stockholders’ meeting the 2022 Equity Incentive Plan was amended to increase the number of authorized shares from 8,900,000 shares to 11,900,000 shares and was approved by stockholders’.
STOCK OPTIONS
The following is a summary of stock option activity during the six months ended June 30, 2025:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)

Outstanding – December 31, 2024	7,386,369	$2.26	8.36	$2,627
Options granted	2,008,400	1.69
Options exercised	(60,259)	0.88
Options cancelled	(369,376)	1.54

Outstanding – June 30, 2025	8,965,134	$2.17	8.28	$357
Exercisable – June 30, 2025	2,884,652	$2.10	7.07	$357

During the six months ended June 30, 2025 and June, 30, 2024, options were granted to consultants and employees. During the six months ended June 30, 2025, 40,625 options were exercised by one of employees using net settlement, which resulted in net issuance of 9,081 shares. Additionally, during the six months ended June 30, 2025, 19,634 options were exercised by consultants for a de minimis amount of proceeds.

Table of content
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the six months ended June 30, 2025 and 2024, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

	Six months ended June 30,
	2025	2024
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	111.06% - 121.54%	125.89% - 128.74%
Expected term (in years)	5.00 - 6.08	6.02 - 7.00
Risk-free rate	3.90% - 4.41%	4.50% - 4.60%
Expected dividend yield	$0.00	$0.00
Weighted average grant date fair value per share	$1.38 - $1.99	$1.81 - $2.48
RESTRICTED STOCK UNITS
The following is a summary of RSU’s awards activity during the six months ended June 30, 2025:

	Six months ended June 30, 2025
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	283,411	$2.38
Shares granted	—	—
Shares vested	—	—
Non-vested at the end of period	283,411	$2.38

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense (rounded):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
General and administrative
Stock option expense	384,000	602,000	$591,000	$1,338,000
RSU expense	120,000	142,000	266,000	283,000
Total general and administrative expense	504,000	744,000	857,000	1,621,000
Research and development
Stock option expense	666,000	287,000	1,413,000	607,000
RSU expense	7,000	9,000	16,000	19,000
Total research and development expense	673,000	296,000	1,429,000	626,000
Total Stock Based Compensation Expense	1,177,000	1,040,000	$2,286,000	$2,247,000

During 2023, the Company granted 2,208,000 options to various executives and employees. Sixty percent (60%) of these options vest based on FDA Clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) vest monthly over a period of 48 months. During the period ended June 30, 2025, management performed its probability assessment regarding the milestone achievement date and concluded that based on current status of discussion with FDA and planned V2 submission, no change in the estimated clearance date of December 31, 2025. The 60% milestone options are issued and outstanding as of June 30, 2025.

These performance-based options are expensed through the expected FDA clearance, which is based on management’s probability assessment performed on a quarterly basis.

Table of content

As of June 30, 2025, total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $8.1 million and $0.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.65 years and 0.95 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During April 2024, the Company entered into consulting agreement with one of the independent Board of Directors to provide business development consulting services. For these consulting services, the Company agreed to pay $5,000 per month as remuneration and granted 70,000 options to vest during over a period of 36 months. During the three months ended June 30, 2025 and June 30, 2024, the Company recognized $25,500 and $24,500, respectively related to these consulting services, which includes stock based compensation expense of $10,500 and $9,500, respectively. During the six months ended June 30, 2025 and June 30, 2024, the Company recognized $51,000 and $24,500, respectively related to these consulting services, which includes stock based compensation expense of $21,000 and $9,500, respectively.

NOTE 7 – COMMITMENTS

Lease Obligations

Prior to February 1, 2024, the Company was in a month-to-month lease agreement for its headquarters. The month to month was replaced by a new lease commenced on February 1, 2024, for an initial period of 3 years. The Company performed an lease assessment and concluded that amount of operating lease right-of-use, or ROU assets was below the Company’s capitalization thresholds set in accordance with ASC 842. For the three and six months ended June 30, 2025 rent was approximately $5,500 and $11,050, respectively. For the three and six months ended June 30, 2024, rent expense was approximately $5,400 and $10,440, respectively.

Table of content
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

We believe our Products (“Products” or “Product”) and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors, and will also address the rapidly growing field of ambulatory cardiac health monitoring. As part of our long-term vision, we believe that we are uniquely positioned to play a central role in ambulatory cardiac monitoring including high-risk Coronary Artery Disease(“CAD”), given positive, proof-of-concept data from the initial feasibility studies that demonstrated comparable performance of the HeartBeam System and the standard 12L ECG in ischemia detection. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”). Additionally, our unique portable form-factor will make high-fidelity insights easily accessible, wherever patients are, compared to a standard 12L ECG which is typically limited to a healthcare setting. The initial product and service offering is expected to be an ambulatory device, carried by patients, which can synthesize a 12L ECG for manual assessment of arrhythmia by physicians.

The HeartBeam System (previously referred to as “AIMIGOTM”) was granted FDA clearance on December 13, 2024. The HeartBeam System is the first U.S. Food and Drug Administration (“FDA”) cleared cable-free, ambulatory ECG that captures the heart’s electrical signals from three distinct directions for high-fidelity data collection and advanced diagnostics for arrhythmia assessment. The HeartBeam System is comprised of a credit card sized 3-Lead ECG recording device, a patient application, a physician portal, and powerful cloud-based algorithms.

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

The Company held two pre-submission meetings with the FDA ahead of the 12L ECG synthesis software submission. These meetings focused primarily on the performance goals of our clinical study designed to demonstrate the similarity between our synthesized 12L ECG signal and the output of a standard 12L ECG for arrhythmia assessment. Based on feedback from FDA and our clinical experts, the Company designed a prospective multicenter pivotal study, the VALID-ECG pivotal study, for clinical validation of the HeartBeam 12L ECG synthesis software for arrhythmia assessment.

Table of content
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

During the first half of 2025 and ensuing period, the Company continued commercial readiness activities, in advance of an anticipated commercial launch that will occur once we receive FDA clearance for our 12L synthesis software.

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

In April 2025, HeartBeam announced a strategic collaboration with AccurKardia to potentially add their FDA-cleared, automated ECG interpretation platform to our Product. Adding AccurKardia’s FDA-cleared, automated ECG interpretation platform to HeartBeam’s device will enhance HeartBeam’s commercial offering for arrhythmia assessment by enabling patients and physicians to get an automated rhythm assessment, which will facilitate a quicker diagnosis and faster access to clinical care when needed. The strategic collaboration is expected to expedite HeartBeam’s product development efforts, reducing both costs and timelines.

In addition, the Company also has an active AI program underway. We have acquired approximately five million standard 12L ECGs from various sources, a key element in our fast-paced AI development efforts. We believe that, when combined with our Products, these deep learning algorithms will provide additional value to patients and physicians in several ways.

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

HeartBeam has 16 issued and allowed U.S. patents (U.S. 10,433,744, U.S. 10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,701,049, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972, U.S. 11,234,658, U.S. 11,793,444, U.S. 11,877,853, U.S. 11,969,251, U.S. US 12,207,908, U.S. 12,290,368 and allowed U.S. app. no. 18/324,111). Outside of the U.S., HeartBeam holds six issued patents across Japan, South Korea, Germany, France, the Netherlands, and the United Kingdom, as well as two allowed patent applications, one in the European Union and one in Australia.

As of June 30, 2025, we had 19 employees. We intend to strike a balance of managing our headcount in line with cash resources, while also, at the appropriate time, hiring or engaging additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Table of content
Recent Developments

New and Existing Patent Assignments

We believe our intellectual property (“IP”) protects our innovations, and our goal is to become a leader in the ambulatory ECG sector. For some aspects of our proprietary technology, we rely on trade secret protection, while for others we pursue patent protection. It is our view that the combination of these two methods of IP protection maximizes our chances for success.

Thus far in 2025, we have been granted two new U.S. patents relating to its compact, mobile three-lead cardiac monitoring technologies and methods for atrial fibrillation detection. Furthermore, the company has received a Notice of Allowance for an additional U.S. patent application directed to hand-held devices for automated cardiac risk assessment and diagnostic analysis.

•The first patent significantly advances intellectual property for HeartBeam’s credit card-sized ECG device, bolstering both the defensive and offensive moat around the company’s core technology.

•The second patent expands the use of risk-based diagnostic algorithms into HeartBeam’s product portfolio around wearable devices.
•The allowed patent application covers methods of automatically assessing a patient’s risk of an acute cardiac event by evaluating risk factors and generating a diagnostic report.

In addition, HeartBeam continues to expand its intellectual property portfolio and has recently filed two non-provisional and one provisional U.S. patent applications intended to further strengthen the protection of its proprietary technologies. The Company now holds a total of twenty-one (21) issued patents worldwide, including fifteen (15) issued U.S. patents. Within the United States, the Company has one (1) allowed U.S. patent application and eleven (11) pending U.S. patent applications (including the allowed case). Outside of the U.S., the Company owns six (6) issued patents across Japan, South Korea, Germany, France, the Netherlands, and the United Kingdom. In addition, there are two (2) allowed foreign patent applications and twenty-four (24) pending applications (including the two allowed cases) in jurisdictions including Canada, China, the European Union, Japan, South Korea, and Australia. The issued patents are expected to expire between April 11, 2036, and April 21, 2042.

The Company’s issued and pending U.S. patent claims are directed to compact electrocardiogram (ECG) systems for remote detection and/or diagnosis of acute myocardial infarction (“AMI”). Outside of the U.S., the pending applications in the European Union, Canada (“CA”), Australia (“AU”), Japan (“JP”), South Korea (“KR”), and China (“CN”) generally correspond to the Company’s U.S. filings.

At-the-Market Offering

The Company has an At-the-Market (ATM) sales agreement with Public Ventures, pursuant to which we may offer and sell from time to time, at our option, shares of the Company’s common stock, $0.0001 par value per share (the “Shares”). We will pay Public Ventures a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the Shares under the PV Sales Agreement. pursuant to which the Company may sell up to an aggregate of $17.0 million shares of the Company’s common stock. There were 284,338 shares issued under the ATM during the six months ended June 30, 2025, and there was approximately $15.6 million available for issuance as of the financial statement issuance date, potentially subject to other baby shelf limitations.

Strategic Collaboration with AccurKardia

On April 24, 2025, HeartBeam announced a strategic collaboration with AccurKardia to advance cardiac monitoring innovation. Adding AccurKardia’s FDA-cleared, device-agnostic automated ECG interpretation platform to HeartBeam’s device will enhance HeartBeam’s commercial offering for arrhythmia assessment by enabling patients and physicians to get an automated rhythm assessment, which will facilitate a quicker diagnosis and faster access to clinical care when needed. The strategic collaboration is expected to expedite HeartBeam’s product development efforts, reducing both costs and timelines.

Table of content
Results of Operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For three months ended June 30				For six months ended June 30
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands, except percentages)

Operating expenses:
General and administrative	$1,711	$2,246	$(535)	(24)%	$3,720	$4,602	$(882)	(19)%
Research and development	3,326	2,844	482	17%	6,818	5,272	1,546	29%
Total operating expenses	5,037	5,090	(53)	(1)%	10,538	9,874	664	7%

Loss from operations	(5,037)	(5,090)	53	(1)%	(10,538)	(9,874)	(664)	7%

Interest income	63	134	(71)	(53)%	80	312	(232)	(74)%
Total Other Income	63	134	$(71)	(53)%	80	312	$(232)	(74)%

Income tax provision	—	—	—	—%	—	—	—	—%
Net loss	$(4,974)	$(4,956)	$(18)	—%	$(10,458)	$(9,562)	$(896)	9%

Summary of Statements of Operations for the three and six months ended June 30, 2025 compared with the three and six months ended June 30, 2024:

General and administrative (“G&A”) expenses decreased by approximately $0.6 million or 25% during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease in G&A expense is primarily related to non-cash stock-based compensation expense amounting to $0.2 million primarily driven by change in estimate for recognition of milestone options, and lower consultant costs of $0.2 million.

General and administrative (“G&A”) expenses decreased by approximately $0.9 million or 19% during the six months ended June 30, 2025 as compared to six months ended June 30, 2024. The decrease in G&A expense is primarily related to non-cash stock-based compensation expense amounting to $0.8 million primarily driven by change in estimate for recognition of milestone options, and lower consultant costs of $0.2 million.

Research and development expenses (“R&D”) expenses increased by approximately $0.5 million or 17% during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase in R&D expense is primarily related to an increase in product development expense of $0.6 million related to the development of the HeartBeam System, a net increase in headcount of $0.5 million and non-cash stock-based compensation expense amounting to $0.4 million associated with additional awards granted since June 30, 2024, partially offset by a decrease in clinical related cost of $0.4 million driven by completion of clinical study and a decrease in consulting expenses of $0.6 million compared to the prior period.

Research and development expenses (“R&D”) expenses increased by approximately $1.5 million or 29% during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in R&D expense is primarily related to an increase in product development expense of $1.0 million, related to the development of the HeartBeam System, a net increase in headcount of $1.1 million and non-cash stock-based compensation expense amounting to $0.8 million associated with additional awards granted since June 30, 2024, partially offset by a decrease in clinical related cost of $0.6 million driven by completion of clinical study and decrease in consulting expenses of $0.8 million compared to the prior period.

Other income during the three months ended June 30, 2025 and 2024 is related to interest earned on our cash and short term investments.

Table of content
Liquidity and Capital Resources

Our cash requirements are, and will continue to be dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go-to-market strategies.

We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. As of June 30, 2025, we have cash and short-term investments of approximately $5.1 million. Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

As of June 30, 2025, we had approximately $3.3 million in cash and cash equivalents, an increase of $0.9 million from $2.4 million as of December 31, 2024. In addition, the Company held, short-term investments of $1.8 million as treasury securities at the balance sheet date. When combined with cash and cash equivalents of $3.3 million, the balance for the Company as at June 30, 2025 was $5.1 million.

Our cash is as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$3,256	$2,377

Cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(7,922)	$(7,013)
Net cash used in investing activities	(1,899)	(98)
Net cash provided by financing activities	10,700	84

Operating Activities:

Net cash used in our operating activities of $7.9 million during the six months ended June 30, 2025 is primarily due to our net loss of $10.4 million less $2.3 million in non-cash expenses and $0.2 million of net changes in operating assets and liabilities.

Net cash used in our operating activities of $7.0 million during the six months ended June 30, 2024, is primarily due to our net loss of $9.5 million less $2.2 million in non-cash expenses and $0.3 million of net changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities during the six months ended June 30, 2025, of $0.1 million is from the purchase of property and equipment, $3.8 million is from the gross purchase of short term investments and offset by the maturities of short term investments of $2.0 million.

Net cash used in investing activities during the six months ended June 30, 2024 of $0.1 million, is from the purchase of property and equipment.

Table of content
Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities of $10.7 million is primarily from net proceeds from sale of common stock, net of issuance costs.

During the six months ended June 30, 2024, net cash provided by financing activities of $0.1 million is primarily from net proceeds from sale of equity, net of issuance costs.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2025. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There has been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of content
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

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)
Not applicable.

Item 5. Other Information.
Not applicable.

Table of content
Item 6. Exhibits
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015 (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed September 7, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed September 9, 2021)
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021 (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 filed October 4, 2021)
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K filed November 17, 2022)
10.1	Third Amendment to the HeartBeam, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 16, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Table of content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, Inc.

	By:	/s/ Robert Eno
	Name:	Robert Eno
	Title:	Chief Executive Officer
Dated: August 13, 2025		(Principal Executive Officer)

	By:	/s/ Timothy Cruickshank
	Name:	Timothy Cruickshank
	Title:	Chief Financial Officer
Dated: August 13, 2025		(Principal Financial and Accounting Officer)