Form 10-Q
period 2025-09-30
HeartBeam, Inc.
filed 2025-11-13
CIK 1779372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares of common stock outstanding as of November 11, 2025 was 34,443,563.

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

Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

HEARTBEAM, INC.

Condensed Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$1,856	$2,377
Prepaid expenses and other current assets	270	393
Total Current Assets	2,126	2,770

Property and equipment, net	694	450
Other assets	56	56
Total Assets	$2,876	$3,276

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable (includes related party $10 and $5, respectively)	$1,021	$531
Accrued expenses	1,449	1,091
Total Current Liabilities	2,470	1,622

Total Liabilities	2,470	1,622

Commitments (Note 7)

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 authorized; 0 shares outstanding at September 30, 2025 and December 31, 2024	$—	$—
Common stock - $0.0001 par value 100,000,000 shares authorized; 34,340,727 and 26,960,901 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	3
Additional paid in capital	72,388	57,924
Accumulated deficit	(71,986)	(56,273)
Total Stockholders’ Equity	406	1,654

Total Liabilities and Stockholders’ Equity	$2,876	$3,276

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating Expenses:
General and administrative	$2,012	$2,176	$5,733	$6,778
Research and development	3,278	2,893	10,096	8,165
Total operating expenses	5,290	5,069	15,829	14,943

Loss from operations	(5,290)	(5,069)	(15,829)	(14,943)

Other Income and (Expense)
Interest income	$36	$96	$117	$408
Other expense	(1)	(6)	(1)	(6)
Total other income	35	90	116	402

Loss before provision for income taxes	(5,255)	(4,979)	(15,713)	(14,541)

Income tax provision	—	—	—	—

Net Loss	$(5,255)	$(4,979)	$(15,713)	$(14,541)

Net loss per share, basic and diluted	$(0.15)	$(0.19)	$(0.48)	$(0.55)

Weighted average common shares outstanding, basic and diluted	34,396,431	26,752,297	32,928,884	26,610,760

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Three months ended September 30, 2025
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - July 1, 2025	34,020,340	$4	$70,909	$(66,731)	$4,182
Stock based compensation expense	—	—	1,433	—	1,433
Sale of Common Stock under ATM, net of issuance costs	29,138	—	45	—	45
Stock issuance upon exercise of stock options	21,817	—	1	—	1
Stock issuance upon vesting of restricted stock units	269,432	—	—	—	—
Net loss	—	—	—	(5,255)	(5,255)
Balance – September 30, 2025	34,340,727	$4	$72,388	$(71,986)	$406

Three months ended September 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - July 1, 2024	26,562,111	$3	$55,090	$(46,387)	$8,706
Stock based compensation expense	—	—	1,053	—	1,053
Stock issuance upon exercise of stock options	32,817	—	21	—	21
Net loss	—	—	—	(4,979)	(4,979)
Balance – September 30, 2024	26,594,928	$3	$56,164	$(51,366)	$4,801

HEARTBEAM, INC.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Nine months ended September 30, 2025
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2025	26,960,901	$3	$57,924	$(56,273)	$1,654
Stock based compensation expense	—	—	3,720	—	3,720
Sale of Common Stock, net of issuance costs	6,746,386	—	10,250	—	10,250
Sale of Common Stock under ATM, net of issuance costs	313,476	1	493	—	494
Stock issuance upon exercise of stock options	50,532	—	1	—	1
Stock issuance upon vesting of restricted stock units	269,432	—	—	—	—
Net loss	—	—	—	(15,713)	(15,713)
Balance - September 30, 2025	34,340,727	$4	$72,388	$(71,986)	$406

Nine months ended September 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2024	26,329,032	$3	$52,759	$(36,825)	$15,937
Stock based compensation expense	—	—	3,300	—	3,300
Sale of Common Stock under ATM, net of issuance costs	50,000	—	76	—	76
Stock issuance upon exercise of stock options	38,069	—	29	—	29
Stock issuance upon vesting of restricted stock units	177,827	—	—	—	—
Net loss	—	—	—	(14,541)	(14,541)
Balance – September 30, 2024	26,594,928	$3	$56,164	$(51,366)	$4,801

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(15,713)	$(14,541)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	23	—
Stock based compensation expense	3,720	3,300
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	123	260
Accounts payable and accrued expenses	765	662
Net cash used in operating activities	(11,082)	(10,319)

Cash Flows From Investing Activities
Purchase of property and equipment	(184)	(201)
Purchase of short-term investments	3,760	—
Maturities of short-term investments	(3,760)	—
Net cash used in investing activities	(184)	(201)

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	10,250	—
Proceeds from sale of equity under ATM, net of issuance costs	494	76
Proceeds from exercise of stock options	1	29
Net cash provided by financing activities	10,745	105

Net (decrease) in cash and restricted cash	(521)	(10,415)
Cash, cash equivalents and restricted cash – Beginning of period	2,433	16,239

Cash, cash equivalents and restricted cash – Ending of period	$1,912	$5,824

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,856	$5,768
Restricted cash (included in other assets)	56	56
Total cash, cash equivalents and restricted cash	$1,912	$5,824

Supplemental Disclosures of Cash Flow Information:
Purchase of property and equipment in accounts payable	$83	$—
Taxes paid	$—	$—

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

NOTE 2 – GOING CONCERN AND OTHER UNCERTAINTIES

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of September 30, 2025, the Company has cash and equivalents of approximately $1.9 million.

Based on the current business plan assumptions, existing financing arrangements and expected cash burn rate, the Company believes that its existing liquidity is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Therefore, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings or strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations as the Company expects no material commercial revenue in 2025. The Company has an At-the-Market (ATM) sales agreement pursuant to which the Company may sell up to an aggregate of $17.0 million shares of the Company’s common stock. There were 313,476 shares issued under the ATM during the nine months ended September 30, 2025, and there was approximately $15.5 million available for issuance as of the financial statement issuance date, potentially subject to other baby shelf limitations.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. As of September 30, 2025, the Company has $1.9 million held as cash. As of December 31, 2024, the Company had $2.4 million held as cash and cash equivalents, of which $1.1 million was held as cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of September 30, 2025 and December 31, 2024. The Company has made a deposit to the bank for their credit cards in the amount of $56,000 and $56,000 and is classified as restricted cash included in other assets as of September 30, 2025, and December 31, 2024, respectively.

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

The Company capitalizes tools that are depreciated based on useful life of 7 years. Construction-in-progress amounts are not subject to depreciation as such assets are not yet available for their intended use. During the nine months ended September 30, 2025, capitalization of tools into service was $19,500 and depreciation and amortization expense was $23,200. Property and equipment, net represents machinery and equipment of $200,200 and $204,000 as of September 30, 2025 and December 31, 2024, respectively. Construction-in-progress related to tooling and software development that has not been placed into service amounting to $493,600 and $245,700 as of September 30, 2025, and December 31, 2024, respectively.

NET LOSS PER COMMON SHARE

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. Penny options of 115,627 and 182,169 have been included in the calculation of weighted average basic and diluted earnings per share for the three and nine months ended September 30, 2025 and September 30, 2024, respectively. In accordance with ASC 260, 62,421 RSUs that were fully vested on September 30, 2025 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of September 30, 2025.

The following is a summary of awards outstanding as of September 30, 2025 and 2024, which are not included in the computation of basic and diluted weighted average shares:

	Three and nine months ended September 30,
	2025	2024
Stock options (excluding exercisable penny stock options)	8,912,143	7,244,175
Restricted stock units	519,947	283,411
Warrants	5,827,035	5,152,397
Total	15,259,125	12,679,983

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Employee expenses	$2,949	$2,469	$8,821	$7,351
Research and Development (excluding employee expenses):
Consulting and professional fees	546	1,106	1,220	2,525
Clinical study expenses	92	127	297	901
Product development	677	324	2,032	883
Other*	313	189	951	659
Total Research and development expense	$1,628	$1,746	$4,500	$4,968
General and administrative expense (excluding employee expenses):
General and administrative expenses	477	683	1,804	2,213
Commercialization readiness expenses	236	171	704	411
Total General and administrative expense	713	854	2,508	2,624
Total operating expenses	$5,290	$5,069	$15,829	$14,943

* Other primarily includes patent, and testing for three and nine months ended September 30, 2025 and 2024.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2025, the Company entered into an Underwriting Agreement with Public Ventures, LLC to consummate an offering (the “February Public Offering”) and have raised approximately $11.5 million in gross proceeds. This equated to approximately $10.3 million in net proceeds from the offering after deducting commissions and other estimated offering expenses amounting to $1.2 million payable by the Company as listed below:

•
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
•
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

The following is a summary of warrant activity during the nine months ended September 30, 2025:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2024	5,152,397	$4.71	2.34	$708
Issued	674,638	2.13	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable – September 30, 2025	5,827,035	$4.42	1.92	$—

NOTE 5 – STOCK-BASED COMPENSATION

At the July 2025, annual stockholders’ meeting the 2022 Equity Incentive Plan was amended to increase the number of authorized shares from 8,900,000 shares to 11,900,000 shares and was approved by stockholders’.

STOCK OPTIONS

The following is a summary of stock option activity during the nine months ended September 30, 2025:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding – December 31, 2024	7,386,369	$2.26	8.36	$2,627
Options granted	2,274,490	1.68
Options exercised	(82,076)	0.66
Options cancelled	(551,013)	1.62

Outstanding – September 30, 2025	9,027,770	$2.16	8.03	$893
Exercisable – September 30, 2025	3,567,180	$2.12	7.13	$762

During the nine months ended September 30, 2025 and September, 30, 2024, options were granted to consultants and employees. During the nine months ended September 30, 2025, 40,624 options were exercised by one of employees using net settlement, which resulted in net issuance of 9,081 shares. Additionally, during the nine months ended September 30, 2025, 41,451 options were exercised by consultants for a de minimis amount of proceeds.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the nine months ended September 30, 2025 and 2024, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Nine months ended September 30,
	2025	2024
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	111.06% - 121.54%	125.33% - 128.85%
Expected term (in years)	5.00 - 6.08	6.00 - 7.00
Risk-free rate	3.74% - 4.41%	3.59% - 4.60%
Expected dividend yield	—	—
Weighted average grant date fair value per share	$0.98 - $1.99	$1.81 - $2.48

RESTRICTED STOCK UNITS

The following is a summary of RSU’s awards activity during the nine months ended September 30, 2025:

	Nine months ended September 30, 2025
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	283,411	$2.38
Shares granted	568,389	$1.33
Shares vested	(331,853)	$2.21
Non-vested at the end of period	519,947	$1.34

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense (rounded):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
General and administrative
Stock option expense	$501,900	$560,000	$1,092,900	$1,898,000
RSU expense	237,100	149,000	503,600	433,000
Total general and administrative expense	739,000	709,000	1,596,500	2,331,000
Research and development
Stock option expense	694,300	334,000	2,106,800	941,000
RSU expense	—	10,000	16,500	28,000
Total research and development expense	694,300	344,000	2,123,300	969,000
Total Stock Based Compensation Expense	$1,433,300	$1,053,000	$3,719,800	$3,300,000

During 2023, the Company granted 2,208,000 options to various executives and employees. Sixty percent (60%) of these options vest based on FDA Clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) vest monthly over a period of 48 months. During the period ended September 30, 2025, management performed its probability assessment regarding the milestone achievement date and concluded that based on current status of discussion with FDA and planned V2 submission, no change in the estimated clearance date of December 31, 2025. The 60% milestone options are issued and outstanding as of September 30, 2025.

These performance-based options are expensed through the expected FDA clearance, which is based on management’s probability assessment performed on a quarterly basis.

As of September 30, 2025, total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $6.9 million and $0.6 million, respectively, which is expected to be recognized over a weighted-average period of 2.46 years and 0.68 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During April 2024, the Company entered into consulting agreement with one of the independent Board of Directors to provide business development consulting services. For these consulting services, the Company agreed to pay $5,000 per month as remuneration and granted 70,000 options to vest during over a period of 36 months. During the three months ended September 30, 2025 and September 30, 2024, the Company recognized $25,700 and $25,700, respectively related to these consulting services, which includes stock based compensation expense of $10,700 and $10,700, respectively. During the nine months ended September 30, 2025 and September 30, 2024, the Company recognized $76,600 and $50,200, respectively related to these consulting services, which includes stock based compensation expense of $31,600 and $20,200, respectively.

NOTE 7 – COMMITMENTS

Lease Obligations

Prior to February 1, 2024, the Company was in a month-to-month lease agreement for its headquarters. The month to month was replaced by a new lease commenced on February 1, 2024, for an initial period of 3 years. The Company performed an lease assessment and concluded that amount of operating lease right-of-use, or ROU assets was below the Company’s capitalization thresholds set in accordance with ASC 842. For the three and nine months ended September 30, 2025 rent was approximately $5,550 and $16,600, respectively. For the three and nine months ended September 30, 2024, rent expense was approximately $5,400 and $15,840, respectively.

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

Overview

We are a medical technology company focused on transforming cardiac care through the power of personalized insights. Our aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. Our ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of our proprietary and patented technology platform that allows us to collect the heart’s electrical activity from three dimensions and synthesize a 12-Lead (“12L”) ECG from these signals. In recent studies, our approach has demonstrated diagnostic insights similar to a standard 12L ECG for arrhythmia assessment. The data from these studies was also submitted to the FDA as part of our recent FDA submission.

We believe our Products (“Products” or “Product”) and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payors, and will also address the rapidly growing field of ambulatory cardiac monitoring. As part of our long-term vision, we believe that we are uniquely positioned to play a central role in high-risk Coronary Artery Disease (“CAD”) monitoring, given positive, proof-of-concept data from the initial feasibility studies that demonstrated comparable performance of the HeartBeam System and the standard 12L ECG in ischemia detection. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”). Additionally, our unique portable form-factor will make high-fidelity insights easily accessible, wherever patients are, compared to a standard 12L ECG, which is typically limited to a healthcare setting. The initial product and service offering is expected to be an ambulatory device, carried by patients, which can synthesize a 12L ECG for manual assessment of arrhythmia by physicians.

The HeartBeam System (previously referred to as “AIMIGOTM”) was granted FDA clearance on December 13, 2024. The HeartBeam System is the first U.S. Food and Drug Administration (“FDA”) cleared cable-free, ambulatory ECG that captures the heart’s electrical signals from three dimensions for high-fidelity data collection and advanced diagnostics for arrhythmia assessment. The HeartBeam System is comprised of a credit card sized 3D 3-Lead ECG recording device, a patient application, a physician portal, and powerful cloud-based algorithms.

In January 2025, the Company filed a 510(k) application for the software algorithms that synthesize a 12L ECG from the 3-Lead ECG recorded signal obtained by the HeartBeam System. The software synthesizes these signals into a familiar 12L ECG display, using a personalized transformation matrix. This latest submission builds on HeartBeam’s initial FDA clearance, and once cleared by the FDA, the cumulative result will be an ambulatory device, carried by patients, which can synthesize a 12L ECG for manual assessment of arrhythmia by physicians. The submission included results from the VALID-ECG Studyprospective multicenter pivotal trial, conducted to clinically validate of the HeartBeam 12L ECG synthesis software for arrhythmia assessment in comparison to a standard 12L ECG.

In April 2025, the VALID-ECG pivotal study results were presented at the Heart Rhythm Society conference. The study evaluated the mean difference in ECG intervals and amplitudes between HeartBeam’s synthesized 12L ECG and a simultaneously collected standard 12L ECG. Intervals and amplitudes are important in assessing non-life-threatening arrhythmias. Data showed a 93.4% overall diagnostic agreement, indicating that HeartBeam’s synthesized 12L ECG can support diagnosis of arrhythmias in a manner consistent with standard 12L ECGs. The VALID-ECG pivotal study was a multicenter trial that enrolled 198 patients across five clinical sites in the US, including Allegheny Health Network, Atlanta Heart Specialists, Mount Sinai Hospital, Northwell Health and Piedmont Heart Institute. Efforts were made to enroll patients with a diverse demographic profile reflective of the intended use population in the United States.

The Company is focused on commercial readiness activities, in advance of an anticipated commercial launch that will occur once we receive FDA clearance for our 12L synthesis software.

The Company initiated an early access program (the “Early Access Program”) for the HeartBeam System. This program is providing the Company with valuable feedback on the user experience, overall workflow and functionality of the system in a real-world setting. We do not anticipate that the Early Access Program will generate revenue. The intent of the Early Access Program is to prepare the Company to commercialize the technology once we receive FDA clearance for our 12L synthesis software.

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

In addition, the Company also has an active AI program underway. We have acquired over six million standard 12L ECGs from various sources, a key element in our fast-paced AI development efforts. We believe that, when combined with our Products, these deep learning algorithms will provide additional value to patients and physicians in several ways.

The custom software and hardware of our Products are classified as Class II medical devices by the FDA. Premarket review and clearance by the FDA for Class II devices is generally accomplished through the 510(k) premarket notification process or De Novo process. Given the proposed intended use of our device, the 510(k) submission or De Novo process is expected to require clinical data to support future FDA clearances.

HeartBeam has 16 issued and 1 allowed U.S. patents (U.S. 10,433,744, U.S.10,117,592, U.S. 11,071,490, U.S. 11,419,538, U.S. 11,445,963, U.S. 11,701,049, U.S. 11,529,085, U.S. 10,980,433, U.S. 11,412,972, U.S. 11,234,658, U.S. 11,793,444, U.S. 11,877,853, U.S. 11,969,251, U.S. 12,207,908, U.S. 12,290,368, U.S. 12,402,823 and allowed U.S. app. no. 18/363,685). Outside of the U.S., HeartBeam holds seven issued patents across Japan, South Korea, Germany, France, the Netherlands, the United Kingdom and Australia, in addition to one European patent granted with unitary effect under Unitary Patent system.

As of September 30, 2025, we had 16 employees. We intend to strike a balance of managing our headcount in line with cash resources, while also, at the appropriate time, hiring or engaging additional full-time professionals, employees, and / or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing growth opportunities, making tactical decisions related to our strategy and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

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

Thus far in 2025, we have been granted seven new U.S. patents relating to its compact, mobile three-lead cardiac monitoring technologies and automated diagnostics, methods for atrial fibrillation detection, and photoplethysmogram data analysis and presentation. Furthermore, the company has received a Notice of Allowance for an additional U.S. patent application directed to electrocardiogram patch devices and methods. These patents significantly strengthen HeartBeam’s intellectual property position surrounding its credit card–sized ECG device, reinforcing both the defensive and offensive moats around the company’s core technology. They also expand the application of risk-based diagnostic algorithms across HeartBeam’s wearable device portfolio and cover methods for automatically assessing a patient’s risk of an acute cardiac event by evaluating clinical risk factors and generating a diagnostic report.

In addition, HeartBeam continues to expand its intellectual property portfolio and has recently filed two non-provisional, two provisional and one continuing U.S. patent applications intended to further strengthen the protection of its proprietary technologies.

The Company now holds a total of twenty-four (24) issued patents worldwide, including sixteen (16) issued U.S. patents. Within the United States, the Company has one (1) allowed U.S. patent application and twelve (12) pending U.S. patent applications (including the allowed case). Outside of the U.S., the Company owns seven (7) issued patents across Japan, South Korea, Germany, France, the Netherlands, Australia, and the United Kingdom, in addition to one European patent granted with unitary effect under Unitary Patent system. In addition, there are twenty-two (22) pending applications in jurisdictions including Canada, China, the European Union, Japan, South Korea, and Australia. The issued patents are expected to expire between April 11, 2036, and April 21, 2042.

The Company’s issued and pending U.S. patent claims are directed to compact electrocardiogram (ECG) systems for remote detection and/or diagnosis of acute myocardial infarction (“AMI”). Outside of the U.S., the pending applications in the European Union, Canada (“CA”), Australia (“AU”), Japan (“JP”), South Korea (“KR”), and China (“CN”) generally correspond to the Company’s U.S. filings.

At-the-Market Offering

The Company has an At-the-Market (ATM) sales agreement with Public Ventures, pursuant to which we may offer and sell from time to time, at our option, shares of the Company’s common stock, $0.0001 par value per share (the “Shares”). We will pay Public Ventures a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the Shares under the PV Sales Agreement. pursuant to which the Company may sell up to an aggregate of $17.0 million shares of the Company’s common stock. There were 313,476 shares issued under the ATM during the nine months ended September 30, 2025, and there was approximately $15.5 million available for issuance as of the financial statement issuance date, potentially subject to other baby shelf limitations.

HeartBeam’s Deep Learning Algorithms Demonstrate High Rates of Accuracy for Detecting Arrhythmias

A new study presented at HRX Live 2025 demonstrated continued advancement of HeartBeam’s AI program. HeartBeam’s AI algorithm performed equally well on the HeartBeam System compared to standard 12L ECGs in classifying atrial fibrillation, atrial flutter and sinus rhythm, with the study demonstrating that there were no significant differences in the detection of atrial fibrillation, atrial flutter and sinus rhythm when HeartBeam’s deep learning algorithms were applied to the HeartBeam System or to standard 12-lead ECGs. The new data was presented by Dr. Joshua Lampert, Cardiac Electrophysiologist and Medical Director of Machine Learning at Mount Sinai Heart in the Mount Sinai Hospital, during HRX Live 2025 in September 2025. These deep learning algorithms are expected to be used for future FDA submissions to enhance the Company’s product offerings.

Results of Operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For three months ended September 30				For nine months ended September 30
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands, except percentages)
Operating expenses:
General and administrative	$2,012	$2,176	$(164)	(8)%	$5,733	$6,778	$(1,045)	(15)%
Research and development	3,278	2,893	385	13%	10,096	8,165	1,931	24%
Total operating expenses	5,290	5,069	221	4%	15,829	14,943	886	6%

Loss from operations	(5,290)	(5,069)	(221)	4%	(15,829)	(14,943)	(886)	6%

Interest income	36	96	(60)	(63)%	117	408	(291)	(71)%
Other expense	(1)	(6)	5	(83)%	(1)	(6)	5	(83)%
Total other income	35	90	(55)	(61)%	116	402	(286)	(71)%

Income tax provision	—	—	—	—	—	—	—	—
Net loss	$(5,255)	$(4,979)	$(276)	6%	$(15,713)	$(14,541)	$(1,172)	8%

Summary of Statements of Operations for the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024:

General and administrative (“G&A”) expenses decreased by approximately $0.2 million or 8% during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in G&A expense is primarily related to cost reduction efforts including lower consultant costs of $0.1 million.

General and administrative (“G&A”) expenses decreased by approximately $1.0 million or 15% during the nine months ended September 30, 2025 as compared to nine months ended September 30, 2024. The decrease in G&A expense is primarily related to non-cash stock-based compensation expense amounting to $0.7 million primarily driven by change in estimate for recognition of milestone options, lower consultant costs of $0.2 million and lower employee costs of $0.2 million, partially offset by an increase in software expenses of $0.1 million.

Research and development expenses (“R&D”) expenses increased by approximately $0.4 million or 13% during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in R&D expense is primarily related to an increase in product development expense of $0.4 million related to the development of the HeartBeam System, non-cash stock-based compensation expense amounting to $0.4 million associated with additional awards granted since September 30, 2024, an increase in software costs of $0.1 million, partially offset by a decrease in consulting expenses of $0.6 million compared to the prior period.

Research and development expenses (“R&D”) expenses increased by approximately $1.9 million or 24% during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in R&D expense is primarily related to an increase in product development expense of $1.1 million, related to the development of the HeartBeam System, a net increase in headcount related costs of $1.2 million and non-cash stock-based compensation expense amounting to $1.2 million associated with additional awards granted since September 30, 2024, increase in software costs of $0.2 million, partially offset by a decrease in clinical related cost of $0.6 million driven by completion of clinical study and decrease in consulting expenses of $1.3 million compared to the prior period.

Other income during the three months ended September 30, 2025 and 2024 is related to interest earned on our cash and short term investments.

Liquidity and Capital Resources

Our cash requirements are, and will continue to be dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D and go-to-market strategies.

We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. As of September 30, 2025, we have cash of approximately $1.9 million. Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Our cash is as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,856	$2,377

Cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(11,082)	$(10,319)
Net cash used in investing activities	(184)	(201)
Net cash provided by financing activities	10,745	105

Operating Activities:

Net cash used in our operating activities of $11.1 million during the nine months ended September 30, 2025 is primarily due to our net loss of $15.7 million less $3.7 million in non-cash expenses and $0.9 million of net changes in operating assets and liabilities.

Net cash used in our operating activities of $10.3 million during the nine months ended September 30, 2024, is primarily due to our net loss of $14.5 million less $3.3 million in non-cash expenses and $0.9 million of net changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities during the nine months ended September 30, 2025, of $0.2 million is from the purchase of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2024 of $0.2 million, is from the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities of $10.7 million is primarily from net proceeds from sale of common stock, net of issuance costs.

During the nine months ended September 30, 2024, net cash provided by financing activities of $0.1 million is primarily from net proceeds from sale of equity, net of issuance costs.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2025. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There has been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015 (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed September 7, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed September 9, 2021)
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021 (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 filed October 4, 2021)
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K filed November 17, 2022)
10.1	Third Amendment to the HeartBeam, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 16, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
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

HEARTBEAM, Inc.

	By:	/s/ Robert Eno
	Name:	Robert Eno
	Title:	Chief Executive Officer
Dated: November 13, 2025		(Principal Executive Officer)

	By:	/s/ Timothy Cruickshank
	Name:	Timothy Cruickshank
	Title:	Chief Financial Officer
Dated: November 13, 2025		(Principal Financial and Accounting Officer)