Form 10-K
period 2025-12-31
HeartBeam, Inc.
filed 2026-03-12
CIK 1779372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

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

As of June 30, 2025, there were 34,020,340 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding, of these, 34,020,340 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $36,371,680 as of June 30, 2025, based on the closing price of $1.25 for the registrant’s common stock on June 30, 2025. As of March 11, 2026, there was 41,087,871 shares of the registrant’s common stock issued and outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, “HeartBeam,” the “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

Part I

Item 1. Business

Company Overview

HeartBeam is a medical technology company focused on transforming cardiac care through the power of personalized insights. Our aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. Our ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of our proprietary and patented technology platform that allows us to collect the heart’s electrical activity from three dimensions and synthesize a 12-Lead (“12L”) ECG from these signals.

We believe our Products (“Products” or “Product”) and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payers, and will also address the rapidly growing field of ambulatory cardiac monitoring. As part of our long-term vision, we believe that we are uniquely positioned to play a central role in high-risk Coronary Artery Disease (“CAD”) monitoring, given positive, proof-of-concept data from the initial feasibility studies that demonstrated comparable performance of the HeartBeam System and the standard 12L ECG in ischemia detection. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”). Additionally, our unique portable form-factor will make high-fidelity insights easily accessible, wherever patients are, compared to a standard 12L ECG, which is typically limited to a healthcare setting.

Our initial product and service offering is the HeartBeam System. The HeartBeam System is the first U.S. Food and Drug Administration (“FDA”) cleared cable-free, ambulatory 12L ECG that captures the heart’s electrical signals from three dimensions for high-fidelity data collection and advanced diagnostics for arrhythmia assessment. The HeartBeam System is comprised of a credit card sized 3D ECG recording device, a patient application, a physician portal, and powerful cloud-based algorithms. Unlike any single-lead or 6-lead consumer device, HeartBeam’s patented cable-free technology captures the heart’s electrical signals in three non-coplanar dimensions and synthesizes them into a familiar 12L ECG display, using a personalized transformation matrix. This allows patients to obtain a 12L ECG reading for their arrhythmia from the comfort of home, or wherever they happen to be, representing a new level of convenience and peace of mind. The synthesized 12-lead ECG is promptly reviewed by an on-demand, board-certified cardiologist.

HeartBeam’s credit card sized 3D ECG technology received FDA clearance for arrhythmia assessment in December 2024 and the 12-Lead ECG synthesis software received FDA clearance for arrhythmia assessment in December 2025. The HeartBeam System did not generate any revenue in 2025.

We are focused on advancing several key initiatives as part of our growth strategy:

•
Limited Launch: On the back of our recent FDA Clearance for the HeartBeam System, we are initiating a market introduction in early 2026, focusing on select concierge and preventive cardiology groups that have proactively signaled strong interest in adopting HeartBeam’s technology. This limited market release will enable the Company to validate real-world performance and establish reference sites for broader commercialization.
•
Heart Attack Detection: We are pursuing an expansion of our cleared indications through a heart attack detection indication, supported by compelling proof-of-concept data and representing a major expansion opportunity to tens of millions of patients in the U.S.
•
Extended Wear Patch: We are making significant advancements with an on-demand 12L ECG extended wear monitor. The Company has developed a working prototype of its novel 12L patch, which has the potential to be a best-in-class offering in an existing multi-billion-dollar market with reimbursement.

•
Longitudinal Data and AI: The Company believes it has the ability to unlock the power of the unique data-rich repository generated from our 3D ECG platform and deep learning algorithms. As adoption grows, the ability for patients to record synthesized 12L ECGs over time will create the opportunity to build AI-based screening and prediction algorithms that go beyond what is possible with single-timepoint ECGs or traditional wearables.

As of December 31, 2025, we had 16 employees. In January 2026, the Company hired a Chief Commercial Officer, Bryan Humbarger, bringing total headcount to 17 employees. Mr. Humbarger brings more than 25 years of experience in building and scaling groundbreaking medical technologies. While initially focused on launching the Company’s FDA-cleared 12L system for arrhythmia assessment, he will lead the Company’s broader commercialization strategy across key growth initiatives, including heart attack detection and the 12L ECG extended wear patch.

We intend to strike a balance of managing our headcount in line with cash resources, while also, at the appropriate time, hiring or engaging additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. To that end, the Company does not anticipate the need to hire a large sales force during the initial launch of its HeartBeam System. We believe that a few well-placed resources will help provide the data points required to effectively invest into a broader launch using a scalable model that will lead to profitable growth.

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

Market Overview

Chronic diseases are the number one burden on the healthcare system, driving up costs each year, and cardiovascular illnesses are one of the top contributors. Regulators, payers, and providers are focused on earlier diagnosis and improved management of these conditions to drive better outcomes at lower cost. One way to accomplish this is through the use of Connected Medical Devices - solutions that use technology to provide healthcare services remotely and aim to reduce healthcare expenditures while allowing patients to engage with clinicians and better self-manage their care. The Connected Medical Device Market size is estimated at $66 billion in 2024, and is expected to reach $133 billion by 2029, growing at a compounded annual growth (“CAGR”) of 15% during the forecast period (2024-2029).

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

In the US, someone has a heart attack every 40 seconds. We believe there are no products on the market that are portable, easy to use, and always with the patient to provide physicians with timely and highly accurate information about heart conditions that could be detected with a standard 12L ECG. A tool that is always with the patient and decreases time to intervention would have a significant effect on saving lives and healthcare dollars. We believe our technology will address this problem by providing convenient, cost-effective cardiac monitoring solutions through our two form factors and our evolving software. Our platform is creating an ecosystem for physicians and patient engagement.

Products and Technology

HeartBeam’s IP and novel technology have resulted in our initial Product, the HeartBeam System. Our HeartBeam System device records cardiac signals with integrated electrodes rather than cables. The electrocardiogram (ECG) signal collection device is similar in size to a credit card, is about 1/8 inch (4 mm), and weighs about 1 ounce (28 grams). The core technology consists of a series of patented inventions and associated algorithms that allow us to capture the heart’s electrical activity from three distinct directions and get a complete view of the heart’s electrical activity. As a high-fidelity ECG system, it captures heart signals from three distinct directions for actionable heart health information and allows physicians to diagnose a wide range of non-urgent complex arrhythmias.

HeartBeam device in ready position (left) and the front view(right)

Our patented technology, along with a proprietary algorithm, allows us to generate signals similar to a 12L ECG without the need for cables, unlike a standard 12L ECG machine. In addition, we use the concept of a baseline, through which we will be able to measure the change in cardiac parameters between an asymptomatic (baseline) recording and the symptomatic recording. The baseline is personalized for every patient, offering an increase in diagnostic performance as published previously in JACC: Advances https://www.jacc.org/doi/10.1016/j.jacadv.2023.100454).

Longer-term, there will be obvious ease-of-use advantages when comparing our credit card-sized device to the current 12L ECG machine. The small form factor of our device makes it portable and able to be used by a patient at home or elsewhere. The device can be self-applied versus requiring a trained professional to apply. Additionally, the ease of use will allow for prompt data collection, immediately upon symptom onset, which can be sent a physician to assess the patient’s ECG in the context of the patient’s baseline ECG, symptoms, and cardiac health history.

As we commence our commercialization efforts, The HeartBeam System will consist of a number of capabilities:

1.
An FDA-cleared, cable-free 12L ECG collection device for the assessment of arrhythmias. The device captures cardiac signals in 3D through three non-coplanar dimensions and transmits them via Bluetooth connection to a smartphone. The device’s small form factor allows it to always be with the patient. It is easy to use, as all that is required of the patient is that the device be pressed against the chest.
2.
A cloud-based software system that serves four basic functions: (1) performing ECG signal quality checks, (2) synthesizing a 12L ECG from the 3D ECG, and (3) preparing a summary report for the physician. To facilitate a more accurate physician interpretation of the data, the software will also overlay the patient’s synthesized baseline 12L ECG waveform on the synthesized 12L ECG waveform from the current reading. To ensure high signal quality, the system checks for noise levels in the recorded signals. Those signals that can be effectively filtered are accepted and those that have a noise level above an empirically established threshold are rejected. If a recorded signal is rejected, the user is asked to repeat the recording.
3.
A web-based physician portal capable of displaying the following relevant information for the physician to analyze: patient history, symptoms, synthesized 12L ECG, and recorded 3 leads. Our physician portal assists physicians with their diagnostic interpretation by providing both the baseline 12L synthesized ECG and the 12L synthesized ECG that is under evaluation.
4.
A dedicated team of cardiologists, offering 24/7/365 services in order to provide a recommended course of action to patients based on the ECG signals, symptoms, and patient history. The patient will have the option of having a consult with a medical professional.

We believe this is the first patient-friendly, portable device of its kind to be cleared by the FDA, and our two FDA clearances are major milestones for the Company. In addition, our FDA clearances provide the regulatory foundation for subsequent products and expanded indications for use in our product portfolio.

Future versions of our Products may include an expansion of our cleared indications through a heart attack detection indication, an on-demand 12L ECG extended wear patch monitor, and AI-based classification, screening and prediction algorithms.

The Company believes it has the ability to unlock the power of the unique data-rich repository generated from our 3D ECG platform and deep learning algorithms. As adoption grows, the ability for patients to record synthesized 12L ECGs over time will create the opportunity to build AI-based screening and prediction algorithms that go beyond what is possible with single-timepoint ECGs or traditional wearables.

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

We believe our technology will address these market needs and has several key attributes that make it a good fit for these patients. Our Product can be used anywhere when symptoms occur and offers the potential for lifelong patient usage. The device can be always near the patient and ready to be used for recording a cardiac event. It enables real-time transmission of the ECG signals and a synthesized 12L ECG. We believe physicians will typically prescribe our solution to chronic cardiovascular patients for long term monitoring, thereby enabling prolonged data collection and delivering a more complete picture for diagnosis. This will also enable the use of artificial intelligence (AI) on our future database that will have a unique set of longitudinal ECG signals and synthesized 12L ECGs.

As we believe our ECG platform will demonstrate 12L equivalence and clinical and cost-effectiveness advantages, coupled with a patent protected technology, we believe this might open multiple licensing and/or partnering opportunities with players in the ECG, cardiac monitoring patch and smart watch verticals.

Market Strategy

Our goal is to establish our Products as key solutions for concierge practices consisting of internal medicine and cardiology specialties, as well as cardiology practices. Our efforts to enter the market involve establishing clinical evidence and demonstrating the cost-effectiveness of adopting our Products. The initial geographic market for HeartBeam System is the US, and the Company will remain opportunistic in addressing international market opportunities.

The primary customers are concierge physicians, preventative cardiology practices and the cardiology departments of hospitals. Healthcare insurers are another important customer, as they will potentially benefit from the reduced costs to the healthcare system. We are working to develop new clinical studies and publish results of completed clinical studies, and we plan to demonstrate real world cost-effectiveness of the use of the solution.

Our initial targets for the HeartBeam System are market segments that see value in an easy-to-use medical-grade ECG device. These will be segments in which payment for the device will be outside of the established reimbursement system. These target segments may include concierge practices, the hospital-at-home segment, and use in clinical trials.

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

We are currently speaking with concierge practices and hospitals in large healthcare systems to educate them about our Product. These are sophisticated customers who already understand the benefit of the patient having access to a 12L ECG at home, and we plan to use technical presentations, peer-reviewed clinical data, and demonstration projects to achieve penetration of this market. We plan to continue to utilize the expertise of our medical advisory board, conduct clinical trials with leading cardiologists to increase the body of evidence, and establish reference sites among these customers.

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

For our initial markets, we plan to establish a small, direct sales network with relationships and experience selling to our target markets.

Clinical Data

Our technology is backed by robust clinical data, including the VALID-ECG pivotal study, which validated the clinical performance of the HeartBeam synthesized 12-lead ECG for arrhythmia detection. The results of this pivotal study were presented at the Heart Rhythm Society conference in April 2025. The study evaluated the mean difference in ECG intervals and amplitudes between HeartBeam’s synthesized 12L ECG and a simultaneously collected standard 12L ECG. Intervals and amplitudes are important in assessing non-life-threatening arrhythmias. Data showed a 93.4% overall diagnostic agreement, indicating that HeartBeam’s synthesized 12L ECG can support manual detection of arrhythmias in a manner consistent with standard 12L ECGs. The VALID-ECG pivotal study was a multicenter trial that enrolled 198 patients across five clinical sites in the US, including Allegheny Health Network, Atlanta Heart Specialists, Mount Sinai Hospital, Northwell Health and Piedmont Heart Institute. Efforts were made to enroll patients with a diverse demographic profile reflective of the intended use population in the United States.

In the area of heart attack detection, a landmark clinical study on the Company’s technology was published in the August 2023 issue of the journal JACC: Advances. The publication, “Coronary Artery Occlusion Detection Using 3-Lead ECG System Suitable for Credit Card-Size Personal Device Integration” demonstrated that HeartBeam technology detects the presence of a coronary occlusion, the cause of heart attacks, with the same accuracy as a standard 12L ECG. The study showed that the automated analysis of the 3D ECG and 12L ECG signals had similar performance in determining whether a coronary artery was occluded. Also in the study, the human interpretation of the 12L ECGs had significant intra- and inter-observer variability, which does not occur with automated readings. The study also showed that the presence of the “normal baseline” recording, a novel feature that is integral to HeartBeam’s 3D ECG technology, dramatically improved the accuracy of interpretation, increasing the Area Under the Curve, a standard measure of diagnostic performance, from 0.72 to 0.95. This is particularly important since physicians who are analyzing 12L ECGs often do not have access to a normal baseline, implying that the HeartBeam System could outperform this approach. The study was a collaboration of Harvard Medical School Faculty at Beth Israel Deaconess Medical Center in Boston, MA, and Clinical Center of Serbia in Belgrade.

Clinical data supporting the performance of the HeartBeam deep learning algorithm continue to expand. Most recently, results demonstrating its performance in the classification of atrial fibrillation, atrial flutter and sinus rhythm were presented at HRX in September 2025 in Atlanta, GA. Earlier data presentations were made at the European Heart Rhythm Society, held in Berlin, Germany in April 2024 and the Heart Rhythm Society, held in Boston, MA in May 2024.

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

•
Apple Inc, a public company located in Cupertino, CA, produces the Apple Watch, which includes an ECG functionality. The Apple Watch is a single lead ECG with two electrodes that contact the wrist and the finger and is intended to detect some common cardiac arrhythmias, such as Atrial Fibrillation.
•
AliveCor Inc, a private company located in Mountain View, CA, produces the KardiaMobile, KardiaMobile Card and KardiaMobile 6L devices. These devices are intended to detect some common cardiac arrhythmias, such as Atrial Fibrillation.
•
Google Inc, a public company located in Mountain View, CA, produces the Pixel 2 smartwatch and ECG app. The Pixel 2 watch is a single lead ECG with two electrodes that contact the fingers and is intended to detect some common cardiac arrhythmias, such as Atrial Fibrillation.
•
Samsung Electronics Co., Ltd, based in Seoul, South Korea, is publicly traded in Korea. It produces the Galaxy Watch3 and Galaxy Watch Active2 smartwatches with an ECG functionality, intended to detect some common cardiac arrhythmias, such as Atrial Fibrillation.

Devices prescribed for ischemia detection

There are a small number of devices that have been cleared by FDA to be used outside of healthcare facilities that provide information for patients with potential ischemic events such as MIs.

•
Avertix Medical Inc. (formerly Angel Medical Systems, Inc.) is a private company based in Eatontown, NJ. The AngelMed Guardian is an implantable cardiac monitor for patients who are deemed to be extremely high risk for an MI. Physicians implant the AngelMed Guardian in patients. We believe that the HeartBeam System device will be a viable alternative to the AngelMed Guardian, as it does not require an implant and does not have a high up-front cost.
•
SHL Telemedicine Ltd., is based in Tel Aviv, Israel and is publicly traded. It produces Smartheart, a 12L ECG indicated for patient use at home. Smartheart Pro is larger and more complex than our solution, requiring the placement of an electrode belt, two underarm electrodes and a waist electrode, and moistening the areas before use. Most patients would find this technology impractical to be carried with them at all times because of the large size and complex lead attachment procedure.

Patch monitoring companies

The patch monitor cardiac monitoring segment consists of devices that are FDA cleared and are prescribed by cardiologists and electrophysiologists for the primary purpose of diagnosing patients with cardiac arrhythmias. Generally, these devices are single lead or 3-lead ECG devices intended to recognize heart rhythm abnormalities, such as atrial fibrillation, heart blocks, etc. but are not intended for ischemia detection or for life threatening conditions such as heart attack. While these platforms are widely adopted for rhythm management, they are technically constrained from detecting complex ischemic conditions, a diagnostic gap HeartBeam intends to fill by offering a 12-lead equivalent ECG signal within a patch form factor.

•
iRhythm Technologies is a public company based in San Francisco, CA, which is a manufacturer of cardiac monitoring patches such as Zio XT and Zio AT. While iRhythm has established a significant footprint with its Zio single-lead wearable patch platform, it is primarily limited to arrhythmia detection and lacks the diagnostic depth of a 12-lead ECG required to identify complex conditions like myocardial ischemia.
•
Boston Scientific is a public company based in Marlborough, Massachusetts, which is a manufacturer of The BodyGuardian cardiac monitoring platform. The BodyGuardian cardiac monitoring platform allows for transitions between Holter, Event, and Mobile Cardiac Telemetry (MCT) modes using a single patch sensor. While the system provides flexible configurations in single or 3-lead formats, its clinical utility is primarily restricted to arrhythmia detection and does not provide the comprehensive diagnostic depth of a 12-lead ECG.
•
BioTelemetry, a subsidiary of Philips, is a public company based in Malvern, PA, which is a manufacturer of a portfolio of Mobile Cardiac Telemetry (MCOT) and Extended Monitoring - ePatch monitoring systems. These devices primarily utilize single or 3-lead configurations optimized for the detection of common arrhythmias and atrial fibrillation during a patient's daily activities.

Intellectual Property

We believe our intellectual property (“IP”) protects our innovations, and our goal is to become a leader in the ambulatory ECG sector. For some aspects of our proprietary technology, we rely on trade secret protection, while for others we pursue patent protection. It is our view that the combination of these two methods of IP protection maximizes our chances for success.

The Company’s patent portfolio includes twenty-five (25) issued patents worldwide, consisting of seventeen (17) issued patents in the United States and eight (8) issued patents outside of the United States, including one (1) European patent granted with unitary effect under the Unitary Patent system.

In the United States, the Company also has thirteen (13) additional pending patent applications. Outside the United States, the Company has twenty-two (22) pending patent applications in jurisdictions including Canada, China, the European Union, Japan, South Korea, and Australia.

The issued patents are expected to expire between April 11, 2036, and April 21, 2042. The pending applications, regardless of publication status, are projected to expire between April 11, 2036, and February 20, 2045.

Over the course of 2025 and into early 2026, we were granted a total of eight (8) new patents relating to its compact, mobile three-lead cardiac monitoring technologies and automated diagnostics, methods for atrial fibrillation detection, photoplethysmogram data analysis and presentation, and electrocardiogram patch devices and methods. These patents significantly strengthen HeartBeam’s intellectual property position surrounding its credit card–sized ECG device, reinforcing both the defensive and offensive moats around the company’s core technology. They also expand the application of risk-based diagnostic algorithms across HeartBeam’s wearable device portfolio and cover methods for automatically assessing a patient’s risk of an acute cardiac event by evaluating clinical risk factors and generating a diagnostic report.

In addition, HeartBeam continues to expand its intellectual property portfolio and filed two (2) non-provisional, three (3) provisional and three (3) continuing patent applications throughout 2025, further strengthening the protection of its proprietary technologies.

The Company’s issued and pending U.S. patent claims are directed to compact electrocardiogram (ECG) systems for remote detection and/or diagnosis of acute myocardial infarction (“AMI”). Outside of the U.S., the pending applications in the European Union, Canada (“CA”), Australia (“AU”), Japan (“JP”), South Korea (“KR”), and China (“CN”) generally correspond to the Company’s U.S. filings.

The following table sets forth a brief description of issued and pending patents, including their respective titles:

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (US)	15/096,159 US 10,433,744	Issued	Sep 15, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	15/632,155 US 10,117,592	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/092,152 US 11,877,853	Issued	Jun 2, 2037	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/202,299 US 11,071,490	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (DE)	16777474.4 DE 602016073016.2	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (FR)	16777474.4 FR 3280326	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (GB)	16777474.4 GB 3280326	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (NL)	16777474.4 NL 3280326	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (UP)	22174820.5 Unitary Patent 4066732	Issued	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (EU)	25183340.6	Published	Apr 11, 2036	MOBILE THREE-LEAD CARDIAC MONITORING DEVICE AND METHOD FOR AUTOMATED DIAGNOSTICS Methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (EU)	19894815.0	Published	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.
Utility (US)	17/296,669 US 11,701,049	Issued	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.
Utility (US)	18/324,111 US 12,402,823	Issued	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.
Utility (US)	17/443,456 US 11,793,444	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Adhesive patch methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (US)	17/570,368 US 11,419,538	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Adhesive patch methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	18/363,685	Issued	Apr 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS Adhesive patch methods and apparatuses for remote and detection and/or diagnosis of acute myocardial infarction (AMI).
Utility (US)	17/609,014 US 12,207,908	Issued	June 30, 2041	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (AU)	2020275409	Issued	May 13, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (CA)	3137669	Published	May 13, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (EU)	20806312.3	Published	May 13, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (JP)	2021568329 JP 7682105	Issued	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (JP)	2025080149	Pending	May 20, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (EU)	21892942.0	Published	Nov 12, 2041	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE WITH HYBRID ELECTRODE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (US)	18/252,803	Published	Nov 12, 2041	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE WITH HYBRID ELECTRODE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (CA)	3204059	Published	Jan 4, 2042

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

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (JP)	2023-540687	Published	Jan 4, 2042

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

Utility (US)	17/494,806 US 11,445,963	Issued	Oct 5, 2041	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (US)	17/948,099	Published	Oct 5, 2041	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (AU)	2022358735	Published	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (CA)	3233979	Published	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (CN)	202280080024.5	Published	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (EP)	22879447.5	Published	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (JP)	2024520678	Published	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (KR)	10-2024-7014745	Published	October 5, 2042	METHOD AND APPARATUS FOR RECONSTRUCTING ELECTROCARDIOGRAM (ECG) DATA Synthesizing (generating) 12-lead ECG dataset from 3-lead ECG data.
Utility (US)	17/726,497 US 11,529,085	Issued	Apr 21, 2042

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

Utility (AU)	2023255677	Published	Apr 18, 2043

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

Utility (US)	16/362,527 US 10,980,433	Issued	Oct 12, 2038	HEALTH MONITORING AND GUIDANCE Methods, systems and software for the determination of stress states utilizing PPG sensors.
Utility (US)	16/368,568 US 11,412,972	Issued	Apr 19, 2040	DETECTION OF ATRIAL FIBRILLATION Methods and software for determining atrial fibrillation utilizing PPG sensors.
Utility (US)	16/368,571 US 11,234,658	Issued	Apr 5, 2039	PHOTOPLETHYSMOGRAM DATA ANALYSIS AND PRESENTATION Methods, systems and software for the creation of ECG-type waveforms from PPG sensor data.
Utility (US)	17/887,160 US 12,290,368	Issued	March 28, 2038	DETECTION OF ATRIAL FIBRILLATION Methods and software for determining atrial fibrillation utilizing PPG sensors.
Utility (US)	18/516,793	Pending	March 28, 2039	HEARTBEAT DETECTION Wearable devices to detect PPG data for detection of heartrate.
Utility (EP)	EP 19724961.8	Published	March 28, 2039	PHOTOPLETHYSMOGRAM DATA ANALYSIS AND PRESENTATION Methods, systems and software for the creation of ECG-type waveforms from PPG sensor data.
Utility (KR)	KR 10-2020-7031103 KR 10-2770226	Issued	March 28, 2039	PHOTOPLETHYSMOGRAM DATA ANALYSIS AND PRESENTATION Methods, systems and software for the creation of ECG-type waveforms from PPG sensor data.
Utility (EP)	23792727.2	Published	Apr 18, 2043

APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM
Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.

Utility (JP)	2024-561832	Published	Apr 18, 2043

APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM
Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.

Patent Type	Application No. Pat. No.	Status	Predicted Expiration	Title Summary
Utility (KR)	10-2024-7037610	Published	Apr 18, 2043

APPARATUS FOR GENERATING AN ELECTROCARDIOGRAM
Wrist-worn device can be taken off of the wrist and held against the chest to detect three orthogonal cardiac leads, and methods of using a wrist-worn device to detect the three orthogonal cardiac leads.

Utility (US)	18/985,015	Published	May 13, 2040	COMPACT MOBILE THREE-LEAD CARDIAC MONITORING DEVICE Compact, mobile three-lead cardiac monitoring devices for remote detection and/or diagnosis of cardiac events.
Utility (US)	19/059,242	Pending	2/20/2045	WEARABLE HEART MONITOR BUFFERING MECHANISM SYSTEM AND METHOD Wearable devices with onboard computing power capable of pre-processing data and communicating a modified data packet(s).
Utility (US)	19/059,240	Pending	2/20/2045	ARTIFICIAL INTELLIGENCE BASED SYSTEM FOR PERSONALIZED ELECTROCARDIOGRAM MONITORING AND ALERTING Personalized ECG monitoring incorporating machine-learning algorithms.
Prov (US)	63/753,738	Pending	N/A	METHOD FOR DETECTING PREMATURE VENTRICULAR CONTRACTIONS BASED ON THE MEAN VALUE OF QRS COMPLEX
Utility (US)	19/298,084	Published	Nov 18, 2039	HAND HELD DEVICE FOR AUTOMATIC CARDIAC RISK AND DIAGNOSTIC ASSESSMENT Method and apparatus for performing automatic cardiac diagnosis.
Utility (US)	19/412,849	Pending	Dec 11, 2036	ELECTROCARDIOGRAM PATCH DEVICES AND METHODS
Prov (US)	63/935,030	Pending	N/A	SYSTEM AND METHOD FOR HEARTBEAT DETECTION USING A TRANSITIONAL ECG PATCH Methods, systems, and devices for detecting sleep apnea using a wearable ECG patch.
Prov (US)	63/864,948	Pending	N/A

METHODS AND SYSTEMS FOR AGGREGATING ECG MODEL OUTPUTS ACROSS TIME AND LEADS
Processing and interpretation of multi-lead ECG signals using AI, algorithmic, machine learning or signal analysis techniques.

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

Research and Development

We are focused on creating innovative, user-friendly ambulatory solutions, that are always with the patient, assisting physicians in monitoring and diagnosing cardiac disease in patients. We believe that our success in developing initial products, underscored by our emphasis on user-friendly solutions, will set a solid foundation for our future endeavors.

We believe that our R&D team, primarily based in the US and Belgrade, Serbia, is a testament to our commitment to excellence and innovation and is comprised of seven employees, plus consultants, with expertise in the following:

•
Healthcare IT platform development, biomedical engineering, electrical engineering with expertise in machine learning (ML), signal processing and ECG analysis from the medical device industry, as well as specialties in wireless communication,
•
Of note, we have seven (7) Physicists and Electrical Engineers (all Ph.D. E.E. or Ph.D. Physics) credited with our key inventions and patents.

Looking ahead, we anticipate further enhancing our efforts in harnessing signal processing and artificial intelligence (AI) to broaden our diagnostic solutions across a spectrum of cardiac conditions.

Our core technology, a cable-free ECG that can measure the heart’s electrical activity in three distinct directions, is a platform technology that we believe is poised to revolutionize diagnostic solutions for cardiovascular patients. Potential applications include a synthesized 12L-capable patch ECG monitor, offering significant diagnostic advantages through its 12L capability over existing single-lead ECG patch products. This innovation aims to provide standard of care 12L ECG capabilities in a form factor like current single-lead ECG patches, which we believe addresses a critical gap in the market.

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

Our AI team, comprising industry leading experts, developed a roadmap for AI-based tool development. These tools will combine state-of-the-art AI models and techniques applied to our unique and data-rich set of signals. Results of our initial AI development indicate the potential to significantly enhance ambulatory diagnostic capabilities over what is currently available. It is expected that AI development efforts will quickly become one of our major R&D efforts.

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

Future Products

Our core technology — the approach to capturing the heart’s electrical activity in three distinct directions — is a platform technology that can provide diagnostic solutions to a variety of cardiovascular patients. Our plans call for expanding solutions that diagnose all major cardiac conditions that are diagnosed by ECGs.

We have now developed a working prototype of a synthesized 12-lead capable patch ECG monitor that will provide advantages over existing single-lead ECG patch products such as the Zio Monitor from iRhythm Technologies, Inc. Our approach will offer a synthesized 12-lead ECG with a patch that is very similar, in dimensions and look and feel, to the currently available single lead ECG patches. We believe providing standard of care 12-lead ECG capabilities will have significant diagnostic advantages over a single lead patch.

We also plan to integrate a synthesized 12-lead ECG smartwatch-based monitor intended for detection of heart attacks and complex cardiac arrhythmias. This invention is intended to eliminate the need for a dedicated ECG device while offering a synthesized 12-lead ECG capability enabling heart attack and complex arrhythmia detection.

We have developed initial deep learning algorithms, focused on the ability to detect various cardiac arrhythmias. Recent results demonstrating performance in the classification of atrial arrhythmias were presented at HRX 2025, building on prior data releases at the European Heart Rhythm Association in April 2024 and at the Heart Rhythm Society, in May 2024. We believe that, when combined with our Products, HeartBeam’s AI will provide additional value to patients and physicians in several ways, including:

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

In addition to those indicated below, the only other regulations we encounter are regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, to the extent applicable. In the future, we will be subject to industry-specific government regulations that govern our products when developed for commercial use. It is possible that other regulatory approvals will be required for the design and manufacture of our products and proposed products.

U.S. Regulation

The FDA governs the following activities that HeartBeam performs, and will perform, upon the clearance or approval of its Product, or that are performed on its behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•
product design, and development
•
product safety, testing, labeling and storage
•
record keeping procedures; and
•
product marketing.

There are numerous FDA regulatory requirements governing the approval or clearance and subsequent commercial marketing of our products. These include:

•
the timely submission of product listing and establishment registration information, along with associated establishment user fees;
•
continued compliance with the Quality System Regulation, or QSR, which require specification developers and manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•
labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;
•
clearance or approval of product modifications that could significantly affect the safety or effectiveness of the device or that would constitute a major change in intended use;
•
Medical Device Reporting regulations (“MDR”), which require that manufacturers keep detailed records of investigations or complaints against their devices and to report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;
•
adequate use of the Corrective And Preventive Actions (CAPA) process to identify and correct or prevent significant systemic failures of products or processes or in trends which suggest same;
•
post-approval restrictions or conditions, including post-approval study commitments;
•
post-market surveillance regulations, which apply when necessary, to protect the public health or to provide additional safety and effectiveness data for the device; and
•
notices of correction or removal and recall regulations.

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

The FDA classifies medical devices into one of three classes based on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure the device’s safety and effectiveness:

•
Class I medical devices, which are low risk and subject to only general controls (e.g., registration and listing, medical device labeling compliance, MDRs, Quality System Regulations, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements;
•
Class II medical devices, which are moderate risk and generally require 510(k) Notification premarket clearance or De Novo granting before they may be commercially marketed in the United States as well as general controls and potentially special controls like performance standards or specific labeling requirements; and
•
Class III medical devices, which are devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device. Class III medical devices generally require the submission and approval of a PMA supported by clinical trial data.

The custom software and hardware of our products, we believe, are classified as Class II. Class II medical devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness, and there is sufficient information to establish special controls. Special controls can include performance standards, post-market surveillance, patient histories, and FDA guidance documents. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) Notification submission pathway. As part of the 510(k) submission, the FDA may have required the following

•
Development of comprehensive product description and indications for use;
•
Completion of extensive preclinical tests and preclinical animal studies, performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;
•
Comprehensive review of predicate devices and development of data supporting the new product’s substantial equivalence to one or more predicate devices; and
•
If appropriate and required, certain types of clinical trials (IDE submission and approval may be required for conducting a clinical trial in the US).

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

After a device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use or technological characteristics, requires a new 510(k) clearance, new De Novo or could require a PMA. The FDA requires each manufacturer to make the determination of whether a modification requires a new 510(k) notification, De Novo, or PMA in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, De Novo or PMA for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance, De Novo, or PMA. The FDA can also require the manufacturer to cease U.S. marketing and/or recall the modified device until additional 510(k) clearance, De Novo, or PMA approval is obtained.

The FDA and the Federal Trade Commission (“FTC”) will also regulate the advertising claims of HeartBeam’s products to ensure that the claims it makes are consistent with its regulatory clearances, that there is scientific data to substantiate the claims and that product advertising is neither false nor misleading.

To obtain a 510(k) clearance, a company must submit a notification to the FDA demonstrating that its proposed device is substantially equivalent to a predicate device (i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device). The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted but also can take significantly longer. If the FDA determines that the device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a PMA. Once the information is submitted, there is no guarantee that the FDA will grant a company 510(k) clearance for its pipeline products, and failure to obtain the necessary clearances for its products would adversely affect its ability to grow its business. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce its business prospects.

Devices that cannot be cleared through the 510(k) process due to lack of a predicate device but would be considered low or moderate risk may be eligible for the De Novo process. In 1997, the Food and Drug Administration Modernization Act (“FDAMA”) added the De Novo classification pathway now codified in section 513(f)(2) of the FD&C Act. This law established an alternate pathway to classify new devices into Class I or II that had automatically been placed in Class III after receiving a Not Substantially Equivalent (“NSE”), determination in response to a 510(k) submission. Through this regulatory process, a sponsor who receives an NSE determination may, within 30 days of receipt, request FDA to make a risk-based classification of the device through what is called a “De Novo request.” In 2012, section 513(f)(2) of the FD&C Act was amended by section 607 of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), to provide a second option for DeNovo classification. Under this second pathway, a sponsor who determines that there is no legally marketed device upon which to base a determination of substantial equivalence can submit a De Novo request to FDA without first submitting a 510(k).

If a company receives a Not Substantially Equivalent determination in response to a 510(k) submission, the device may still be eligible for an appeal of that determination, to submit a new 510(k), or be eligible for the De Novo classification process, if device is still considered a low to moderate risk Class II device. Otherwise, the device is automatically classified as a Class III device, requiring a PMA.

As noted above, devices that cannot be cleared through the 510(k) or De Novo classification process require the submission of a PMA. A PMA must be supported by extensive data, including but not limited to data obtained from preclinical and/or clinical studies under an IDE and data relating to manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. After a PMA application is submitted, the FDA’s in-depth review of the information generally takes between one and three years and may take significantly longer.

To help with reviewing novel devices and providing more predictable regulatory alignment, the FDA offers the Breakthrough Device Designation Program. Specifically, the FDA’s Breakthrough Devices Program is a voluntary program that helps patients get earlier access to certain medical devices that provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating conditions. Devices granted designation are typically high-impact innovations where existing alternatives are limited or inadequate. If granted, the designation gives companies intensive, early interactions with FDA, prioritized review of their premarket submissions (including 510(k)’s, De Novo’s, or PMA’s), and flexibility in evidence development while maintaining the same statutory standards for safety and effectiveness. This is an excellent program to consider when the device and its intended use meet the program’s eligibility criteria, as it’s intended to speed development and review by aligning early on regulatory expectations, study design, and data needs. Importantly, it’s about process acceleration and engagement, not automatic device approval.

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

Based on all available data and opinions from our well qualified external consultants who specialize in FDA submissions, we believe that both our initial products and the follow-on products qualify for the 510(k)-clearance path or De Novo granting path.

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

Preparations for Commercial Manufacturing and Logistics

During 2025, we made significant progress in advancing our manufacturing readiness as we transition to commercial production. Our manufacturing strategy is designed to scale with our commercial phases, from our initial limited launch volumes through broader market adoption.

We have identified and partnered with a U.S.-based contract manufacturing (CM) organization that we believe has the capability and capacity to scale alongside the Company. We have substantially completed key phases of the design transfer process, including the installation and qualification of production tooling and test fixtures, and have completed first article builds. These milestones position us to begin supporting initial commercial launch volumes as we complete the final validation activities.

Our device architecture primarily utilizes off-the-shelf components, which provides supply chain flexibility and sourcing optionality. Additionally, we own all proprietary molds and tooling for key plastic components, which provides additional manufacturing flexibility as demand grows. Our manufacturing approach supports our targeted cost of goods sold and gross margin objectives, with the potential for further cost reductions over time through volume scaling, supply chain optimization, and operational efficiencies.

In addition, we have established logistics and fulfillment capabilities through a third-party logistics (3PL) partner to support commercial distribution, inventory management, and post-market activities as we progress through commercialization.

Given the dynamic nature of global supply chains and component availability, we continue to actively monitor our sourcing strategy and manufacturing partners to support continuity of supply and readiness to meet anticipated demand.

Employees

As of December 31, 2025, we had 16 full-time employees. We consider our employee relations to be good.

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

As described in Note 2 of our accompanying audited financial statements, we believe that our existing working capital is insufficient to fund operations for the next twelve months following the issuance of the annual report. These factors raise substantial doubt regarding the our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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

The success of our cardiac diagnosis and monitoring business is dependent upon physicians prescribing and utilizing our solution. The utilization of our solution by physicians for use in the prescription of cardiac monitoring is directly influenced by a number of factors, including:

•
the ability of the physicians with whom we work to obtain sufficient reimbursement and be paid in a timely manner for the professional services they provide in connection with the use of our monitoring solutions;
•
establishing ourselves as a cardiac monitoring technology company by publishing peer reviewed publications showing efficacy of our solutions,
•
our ability to educate physicians regarding the benefits of our cardiac monitoring solutions over alternative diagnostic monitoring solutions,
•
our demonstrating that our proposed products are reliable and supported by us in the field;
•
supplying and servicing sufficient quantities of products directly or through marketing alliances; and
•
pricing our devices and technology service fees in a medical device industry that is becoming increasingly price sensitive.

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

For example, we recently received FDA Clearance for HeartBeam’s 12-lead ECG synthesis software for arrhythmia assessment and are initiating a market introduction in early 2026, focusing on select concierge and preventive cardiology groups that have proactively signaled strong interest in adopting HeartBeam’s technology. Future versions of our Products may include an expansion of our cleared indications through a heart attack detection indication, an on-demand 12L ECG extended wear patch monitor, and AI-based screening and prediction algorithms. In the future, if we make modifications to our technology, the FDA may have to find that the modifications are substantially equivalent to the currently cleared HeartBeam System and, thus, may not be lawfully marketed in the U.S. until the FDA makes a substantial equivalence determination and issues the requisite 510(k) clearance or de novo classification for the modified HeartBeam System. The FDA may determine that the device is not substantially equivalent and require a PMA or, more likely, a de novo reclassification, and/or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can delay market introduction of our Platform. Delays in receipt of or failure to receive any necessary 510(k) clearance, de novo classification, or the imposition of stringent restrictions for our products could have a material adverse effect on our business, results of operations and financial condition.

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

The ability of physicians and other providers to successfully utilize our cardiac diagnostic and monitoring solutions and successfully allow payers to reimburse for the physicians’ technical and professional fees is critical to our business because physicians and their patients will select solutions other than ours in the event that payers refuse to adequately reimburse our technical fees and physicians’ professional fees.

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

We may experience difficulty in obtaining reimbursement for our services from commercial payers that consider our technology to be experimental and investigational, which would adversely affect our revenue and operating results.

Many commercial payers refuse to enter into contracts to reimburse the fees associated with medical devices or services that such payers determine to be “experimental and investigational.” Commercial payers typically label medical devices or services as “experimental and investigational” until such devices or services have demonstrated product superiority evidenced by a randomized clinical trial.

For example, clinical trials have been performed on some mobile cardiac telemetry devices, proving higher diagnostic yield than monitoring devices and services that are already being reimbursed. Certain remaining commercial payers, however, have stated that they do not believe the data from the clinical trials justifies the removal of the experimental designation for mobile cardiac telemetry solutions. As a result, certain commercial payers may refuse to reimburse the technical and professional fees associated with cardiac monitoring solutions such as the one expected to be offered by the Company.

If commercial payers decide not to reimburse physicians or providers for their services during the utilization of our cardiac monitoring solutions, our revenue could fail to materialize or meet our projections.

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

Consolidation of commercial payers could result in payers eliminating coverage of mobile cardiac monitoring solutions or reducing reimbursement rates.

When payers combine their operations, the combined company may elect to reimburse physicians for cardiac monitoring services at the lowest rate paid by any of the participants in the consolidation. If one of the payers participating in the consolidation does not reimburse for these services at all, the combined company may elect not to reimburse at any rate. Reimbursement rates tend to be lower for larger payers. As a result, as payers consolidate, our expected average reimbursement rate may decline.

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

A consistently active trading market for our Common Stock and Warrants does not exist and may not develop or be maintained. You may not be able to sell your shares quickly or at the current market price if trading in our stock is not active. You may lose all or a part of your investment. The market price of our Common Stock and Warrants may be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control. In addition to the risks noted elsewhere in this prospectus, some of the other factors affecting our stock price may include:

•
variations in our operating results;
•
announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•
announcements by third parties of significant claims or proceedings against us;
•
future sales of our Common Stock or other equity securities;
•
any delay in our regulatory filings for our product and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results or delays in clinical trials;
•
our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product;
•
changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•
our inability to establish collaborations if needed;
•
additions or departures of key scientific or management personnel;
•
introduction of new products or services offered by us or our competitors;
•
announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•
our ability to effectively manage our growth;
•
the size and growth of our initial target markets;
•
our ability to successfully treat additional types of indications or at different stages;
•
actual or anticipated variations in annual and quarterly operating results;
•
our cash position;
•
our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•
publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
changes in the market valuations of similar companies;
•
overall performance of the equity markets;

•
sales of our Common Stock by our stockholders in the future;
•
trading volume of our Common Stock;
•
changes in accounting practices;
•
ineffectiveness of our internal controls;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our or our licensee’s technologies;
•
significant lawsuits, including patent or stockholder litigation;
•
general political and economic conditions, including war and its unknown impact on our Serbia development team; and
•
other events or factors, many of which are beyond our control.

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

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•
breach of their duty of loyalty to us or our stockholders;
•
act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•
transaction from which the directors derived an improper personal benefit.

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

Governance

As part of our Company’s enterprise risk management program, our Board has responsibility for oversight of cybersecurity risk management. Our Board has delegated to our Audit Committee oversight of our cybersecurity risk management program, including oversight of information security and cybersecurity threats and related compliance and disclosure requirements. On a quarterly basis, the management team provides an update to our Audit Committee regarding our cybersecurity risk management program, including as relates to critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. The Audit Committee periodically reports on cybersecurity risk management to the full Board of Directors.

Under the ultimate direction of our Chief Executive Officer (CEO), along with oversight from our Audit Committee of the Board of Directors, our management team is tasked with the continuous assessment, operation, and management of our cybersecurity threat management program. The relevant management team members include our President, Chief System Deployment Officer (CSDO), Vice President of Regulatory Affairs, and Director of Platform IT. Our President leads the ongoing development of the Company's cybersecurity program, oversees the implementation of cybersecurity measures, and manages the response to cybersecurity incidents. The Director of Platform IT and CSDO meet periodically with our Vice President of Regulatory Affairs to discuss the evolving cybersecurity landscape and our cybersecurity risk management program, including providing updates regarding the sources and nature of critical risks we face and how the IT department assesses those risks, including the likelihood of such risks, the severity of impact, and the progress on vulnerability remediation.

Our Director of Platform IT and CSDO regularly consult with other members of our information technology department, and with third parties with expertise in cybersecurity, to develop strategies to assess, address and align our continuous cybersecurity efforts with our business objectives and operational requirements. The Director of Platform IT role is currently held by an individual who has over 12 years of experience with information security and business systems, including digital infrastructure and cybersecurity.

Item 2. Properties

Our headquarters are located at 2118 Walsh Avenue, Suite 210, Santa Clara, CA 95050 which we lease pursuant to a monthly lease agreement entered into in May 2019 by our founder Branislav Vajdic. The terms of the lease are month to month and either party can terminate with one months’ notice. We terminated this lease effective on January 11, 2024, and entered into a new lease in name of the Company with the same landlord. The new lease commenced on February 1, 2024, for initial period of 3 years. In December 2025, the Company signed its first amendment to this lease with landlord and extending the lease for additional period of 2 years to expire in January 2028.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on the NASDAQ Capital Market under the symbols “BEAT” and “BEATW”, respectively. The closing price of our common stock and warrants on the Nasdaq Capital Market on March 11, 2026 was $1.36 and $0.1451 respectively.

Use of Proceeds

Not Applicable

Holders of Record

As of March 11, 2026, there were approximately 45 holders of record of our common stock. As our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

•
On February 28, 2023 we entered into a securities purchase agreement and a note purchase agreement, each as amended March 7, 2023 (“SPA”, “NPA” or together “Agreements”) with Maverick Capital Partners, LLC (“Maverick” or “Investor”). Pursuant to the terms of the Agreements, as amended, we agreed to sell up to $4,000,000 of our common stock at 75% of the average calculated Volume Weighted Average Price (“VWAP”) per share during a Drawdown Pricing Period as defined in the Agreements. We issued a $500,000 Convertible Note to the Investor pursuant to the NPA. On March 9, 2023 the Convertible Note was settled upon the execution of a SPA and related issuance of 0.2 million shares of common stock pursuant to the SPA drawdown notice dated March 7, 2023. The 0.2 million shares of common stock were registered under our registration statement on Form S-3 dated February 10, 2023 and the related prospectus supplement dated March 9, 2023.

These issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no issuer purchases of equity securities during the year ended December 31, 2025.

Equity Compensation Plan Information

On August 12, 2015 we adopted the HeartBeam, Inc. 2015 Equity Incentive Plan ("2015 Plan"), the 2015 Plan provided for the grant of stock options and RSUs to purchase common stock of which 1,636,362 were authorized by the board, of 833,527 are outstanding as of December 31, 2025. At the Annual Stockholder meeting held on June 15, 2022 the 2015 Plan was terminated upon stockholder approval of the 2022 Equity Incentive Plan (“2022 Plan”) whereby no new awards can be issued under the 2015 Plan. Additionally, at this Annual Stockholder meeting, the shareholders approved the 2022 Equity Plan. Under the 2022 Equity Plan, the number of shares available for issuance will be increased on the first day of each fiscal year beginning with the 2023 fiscal year, in an amount equal to the lesser of 3,800,000 shares, five percent (5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, and a lesser number of shares determined by the administrator. At the July 11, 2025, Annual Stockholders’ meeting, the 2022 Equity Incentive Plan was amended to increase the number of authorized shares to 11,900,000 shares and was approved by stockholders’

The principal provisions of our equity compensation plan is summarized below.

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

Overview

HeartBeam is a medical technology company focused on transforming cardiac care through the power of personalized insights. Our aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. Our ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of our proprietary and patented technology platform that allows us to collect the heart’s electrical activity from three dimensions and synthesize a 12-Lead (“12L”) ECG from these signals.

We believe our Products (“Products” or “Product”) and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payers, and will also address the rapidly growing field of ambulatory cardiac monitoring. As part of our long-term vision, we believe that we are uniquely positioned to play a central role in high-risk Coronary Artery Disease (“CAD”) monitoring, given positive, proof-of-concept data from the initial feasibility studies that demonstrated comparable performance of the HeartBeam System and the standard 12L ECG in ischemia detection. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”). Additionally, our unique portable form-factor will make high-fidelity insights easily accessible, wherever patients are, compared to a standard 12L ECG, which is typically limited to a healthcare setting.

Our initial product and service offering is the HeartBeam System. The HeartBeam System is the first U.S. Food and Drug Administration (“FDA”) cleared cable-free, ambulatory 12L ECG that captures the heart’s electrical signals from three dimensions for high-fidelity data collection and advanced diagnostics for arrhythmia assessment. The HeartBeam System is comprised of a credit card sized 3D ECG recording device, a patient application, a physician portal, and powerful cloud-based algorithms. Unlike any single-lead or 6-lead consumer device, HeartBeam’s patented cable-free technology captures the heart’s electrical signals in three non-coplanar dimensions and synthesizes them into a familiar 12L ECG display, using a personalized transformation matrix. This allows patients to obtain a 12L ECG reading for their arrhythmia from the comfort of home, or wherever they happen to be, representing a new level of convenience and peace of mind. The synthesized 12-lead ECG is promptly reviewed by an on-demand, board-certified cardiologist.

HeartBeam’s credit card sized 3D ECG technology received FDA clearance for arrhythmia assessment in December 2024 and the 12-Lead ECG synthesis software received FDA clearance for arrhythmia assessment in December 2025.

We are focused on advancing several key initiatives as part of our growth strategy:

•
Limited Launch: On the back of our recent FDA Clearance for the HeartBeam System, we are initiating a market introduction in early 2026, focusing on select concierge and preventive cardiology groups that have proactively signaled strong interest in adopting HeartBeam’s technology. This limited market release will enable the Company to validate real-world performance and establish reference sites for broader commercialization.
•
Heart Attack Detection: We are pursuing an expansion of our cleared indications through a heart attack detection indication, supported by compelling proof-of-concept data and representing a major expansion opportunity to tens of millions of patients in the U.S.

•
Extended Wear Patch: We are making significant advancements with an on-demand 12L ECG extended wear monitor. The Company has developed a working prototype of its novel 12L patch, which has the potential to be a best-in-class offering in an existing multi-billion-dollar market with reimbursement.
•
Longitudinal Data and AI: The Company believes it has the ability to unlock the power of the unique data-rich repository generated from our 3D ECG platform and deep learning algorithms. As adoption grows, the ability for patients to record synthesized 12L ECGs over time will create the opportunity to build AI-based screening and prediction algorithms that go beyond what is possible with single-timepoint ECGs or traditional wearables.

As of December 31, 2025, we had 16 employees. In January 2026, the Company hired a Chief Commercial Officer, Bryan Humbarger, bringing total headcount to 17 employees. Mr. Humbarger brings more than 25 years of experience in building and scaling groundbreaking medical technologies. While initially focused on launching the Company’s FDA-cleared 12L system for arrhythmia assessment, he will lead the Company’s broader commercialization strategy across key growth initiatives, including heart attack detection and the 12L ECG extended wear patch.

We intend to strike a balance of managing our headcount in line with cash resources, while also, at the appropriate time, hiring or engaging additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. To that end, the Company does not anticipate the need to hire a large sales force during the initial launch of its HeartBeam System. We believe that a few well-placed resources will help provide the data points required to effectively invest into a broader launch based around a path to profitable growth.

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

The Company’s patent portfolio includes twenty-five (25) issued patents worldwide, consisting of seventeen (17) issued patents in the United States and eight (8) issued patents outside of the United States, including one (1) European patent granted with unitary effect under the Unitary Patent system.

In the United States, the Company also has thirteen (13) additional pending patent applications. Outside the United States, the Company has twenty-two (22) pending patent applications in jurisdictions including Canada, China, the European Union, Japan, South Korea, and Australia.

The issued patents are expected to expire between April 11, 2036, and April 21, 2042. The pending applications, regardless of publication status, are projected to expire between April 11, 2036, and February 20, 2045.

Over the course of 2025 and into early 2026, we were granted a total of eight (8) new patents relating to its compact, mobile three-lead cardiac monitoring technologies and automated diagnostics, methods for atrial fibrillation detection, photoplethysmogram data analysis and presentation, and electrocardiogram patch devices and methods. These patents significantly strengthen HeartBeam’s intellectual property position surrounding its credit card–sized ECG device, reinforcing both the defensive and offensive moats around the company’s core technology. They also expand the application of risk-based diagnostic algorithms across HeartBeam’s wearable device portfolio and cover methods for automatically assessing a patient’s risk of an acute cardiac event by evaluating clinical risk factors and generating a diagnostic report.

In addition, HeartBeam continues to expand its intellectual property portfolio and filed two (2) non-provisional, three (3) provisional and three (3) continuing patent applications throughout 2025, further strengthening the protection of its proprietary technologies.

At-the-Market Offering

The Company has an At-the-Market (ATM) sales agreement with Public Ventures, pursuant to which we may offer and sell from time to time, at our option, shares of the Company’s common stock, $0.0001 par value per share (the “Shares”). We will pay Public Ventures a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the Shares under the PV Sales Agreement. pursuant to which the Company may sell up to an aggregate of $17.0 million shares of the Company’s common stock. There were 5,859,704 shares issued under the ATM during the twelve months ended December 31, 2025, and 970,467 shares issued under the ATM after December 31, 2025. As of March 11, 2026, there was approximately $8.1 million available for issuance as of the financial statement issuance date, potentially subject to other baby shelf limitations.

HeartBeam Appoints Bryan Humbarger as Chief Commercial Officer

In January 2026, the Company hired Bryan Humbarger as Chief Commercial Officer. Mr. Humbarger brings more than 25 years of commercial leadership experience spanning large medical device organizations and high-growth MedTech companies. Most recently, he served as Chief Commercial Officer at the venture-backed surgical guidance company Proprio, where he led the go-to-market strategy and market development while establishing the company's sales and clinical support infrastructure. His background also includes senior commercial leadership roles at innovative cardiovascular and digital health companies Heartflow, AliveCor, and Eko Health—organizations that share important parallels with HeartBeam’s technology-driven, patient-centric approach.

While initially focused on launching the Company’s FDA-cleared 12L system for arrhythmia assessment, he will lead the Company’s broader commercialization strategy across key growth initiatives, including heart attack detection and the 12L ECG extended wear patch.

First Commercial Customer:

On March 4, 2026, the Company announced ClearCardio as its first commercial customer. ClearCardio is a leading preventive cardiology practice that has served thousands of patients through advanced heart health screening and personalized prevention programs. The partnership includes an initial staged rollout to ensure a seamless patient and physician experience and plans for broader expansion to thousands of highly engaged members across multiple U.S. geographies.

The initial agreement with ClearCardio is structured as a Letter of Intent (LOI), outlining the commercial terms and a collaborative rollout plan, including a subscription fee per patient. During the initial deployment phase, HeartBeam and ClearCardio intend to negotiate and execute a definitive agreement.

First Patients Enrolled in Heart Attack Detection Pilot Study:

On March 5, 2026, the Company announced it enrolled the first patients in the ALIGN-ACS study. HeartBeam’s technology is uniquely capable of assessing possible heart attacks outside of traditional clinical settings and this milestone signifies a key step toward a future FDA indication expansion for heart attack assessment.

The ALIGN-ACS pilot study is designed to enroll 100 patients presenting with chest pain in the emergency room (ER). Patients will be evaluated with both a standard 12-lead ECG and the HeartBeam device and both results will be compared with each patient’s final diagnosis at discharge. As the study is designed to enroll chest pain patients in the ER, enrollment is expected to progress quickly.

Strategic AI Collaboration:

On March 10, 2026, the Company and the Icahn School of Medicine at Mount Sinai in New York (“Mount Sinai”) entered into strategic AI collaboration to bring clinical-grade heart monitoring into the home. This collaboration will aim to accelerate development of personalized cardiac AI on the HeartBeam platform for wellness and clinical applications, including assessing heart attack risk. It combines Mount Sinai’s world-class AI and clinical expertise with HeartBeam’s groundbreaking 3D ECG signal collection technology. The partnership marks a significant milestone in the Company’s long-term strategy to build an ecosystem around its platform and strengthen its leadership in AI-enabled cardiac monitoring.

Results of operations for the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented on our statement of operations data. The year over year comparison of results of operations is not necessarily indicative of results of operations for future periods.

	Years ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Operating expenses:
General and administrative	$7,689	$8,836	$(1,147)	(13)%
Research and development	13,450	11,051	2,399	22%
Total operating expenses	21,139	19,887	1,252	6%

Loss from operations	21,139	19,887	1,252	6%

Interest income	122	446	(324)	(73)%
Other income and expense (net)	2	(7)	9	(129)%
Total other income	124	439	(315)	(72)%

Income tax provision	-	-	-	-

Net loss	$21,015	$19,448	$1,567	8%

Summary of Statements of Operations for the year ended December 31, 2025 compared with the year ended December 31, 2024:

General and administrative expenses (“G&A”) are largely related to personnel and professional services. G&A expense decreased $1.1 million or 13% when compared to the same period in 2024. The $1.1 million decrease in G&A expense is primarily related to non-cash stock-based compensation expense amounting to $0.6 million driven by change in estimate for recognition of milestone options, from December 2024 to December 2025, lower consulting costs of $0.4 million related to finance consultants, lower employee cost of $0.3 million, offset by an increase of $0.2 million of consulting costs related to commercial readiness during current year compared to the prior year.

Research and development expenses (“R&D”) are primarily from software development and hardware related to our credit-card sized collection device for the HeartBeam System, as well as the development of a 12L patch monitor. R&D expense increased $2.4 million or 22% when compared with the same period in 2024. The $2.4 million increase is primarily related an increase of $1.5 million in product development costs related to the development of the HeartBeam System, an increase $1.2 million in headcount related costs resulting from reallocation of existing headcount into AI and R&D and of $1.4 million in non-cash stock-based compensation expense associated with additional awards granted compared to 2024, primarily offset by an decrease of $0.7 million related to clinical related cost driven by completion of clinical study and a decrease of $1.0 million of consulting expenses related to foundational clearance.

Other income is primarily interest income. The decrease is primarily related to our decreased cash balance used in operations.

Liquidity and Capital Resources

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting capital resources to R&D for the development of software and hardware products and to sales & marketing for the limited launch and commercial strategy of our HeartBeam system.

As of December 31, 2025, we had approximately $4.4 million in cash and cash equivalents, a increase of $2.0 million from $2.4 million as of December 31, 2024.

During the year ended December 31, 2025, we raised $16.6 million from the net proceeds from sale of common stock. Subsequent to December 31, 2025, we have raised $1.5 million from the net proceeds under the ATM with Public Ventures.

Based on its current business plan assumptions and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Our cash is as follows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$4,380	$2,377

Cash flows for the year ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Net cash used in operating activities	$(13,988)	$(14,471)
Net cash used in investing activities	(600)	(201)
Net cash provided by financing activities	16,591	866

Operating Activities:

Net cash used in our operating activities of $14.0 million during the year ended December 31, 2025, was primarily due to our net loss of $21.0 million less $5.1 million in stock-based compensation expense, $0.2 million in stock issuance for services, $0.1 million in depreciation expense and $1.6 million of net changes from changes in operating assets and liabilities.

Net cash used in our operating activities of $14.5 million during the year ended December 31, 2024, was primarily due to our net loss of $19.5 million less $4.3 million in stock-based compensation expense and $0.7 million of net changes from changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities during the year ended December 31, 2025, of $0.6 million, was primarily due to the purchase of property and equipment.

Net cash used in investing activities during the year ended December 31, 2024, of $0.2 million, was primarily due to the purchase of property and equipment.

Financing Activities:

During the year ended December 31, 2025, net cash provided by financing activities of $16.6 million, was primarily from the net proceeds from sale from sale of equity, net of issuance costs.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of our 2025 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members.

The following table sets forth certain information with respect to the current directors of our Company:

NAME	AGE	POSITION
Richard Ferrari	72	Executive Chairman of the Board of Directors
Robert P. Eno	58	Chief Executive Officer, Director
Branislav Vajdic, PhD	72	President, Director
Willem Elfrink	73	Director
Michael R. Jaff, DO	67	Director
Kenneth Nelson	50	Director
Marga Ortigas-Wedekind	64	Director
Mark Strome	69	Director
George A. de Urioste	70	Director

Robert Eno – Chief Executive Officer, Director

Mr. Eno, 58, was appointed to the board of directors effective May 5, 2025. Mr. Eno brings over 30 years of experience with a proven track record of developing markets and commercializing disruptive medical technologies. He has created go-to-market strategies for multiple breakthrough products including noninvasive FFRCT diagnostic for coronary artery disease, laser cataract surgery, scanning laser photocoagulation and intravascular brachytherapy. Before joining HeartBeam, Mr. Eno was Chief Executive Officer of Preview Medical, Inc., a diagnostic equipment company creating a new category of real-time, in vivo tissue classification for solid tumor cancers using machine learning and proprietary optical signals. Previously, he served as Senior Vice President of Marketing for HeartFlow, Inc. leading all aspects of the marketing and product functions for a new category of personalized, noninvasive testing for heart disease, including its initial product, HeartFlow FFRCT. He has also held senior marketing and sales leadership roles at OptiMedica (acquired by Abbott), NeoGuide Systems (acquired by Intuitive) and Avantec Vacular (acquired by Goodman Co. Ltd). Mr. Eno began his career at Guidant, where he held a series of marketing and strategic planning roles in the Vascular Intervention business. He holds an MBA from the Stanford Graduate School of Business and a BA, with Honors and Distinction, from Stanford University, where he was Phi Beta Kappa.

We believe that Mr. Eno is qualified to serve on our board of directors because of his experience in leadership and management roles, as well as his experience as a member in the healthcare industry.

Richard Ferrari - Executive Chairman of the Board of Directors

Mr. Richard Ferrari, 72, joined our Board in 2019 and was appointed Executive Director of the Board of Directors in June 2021. Mr. Ferrari combines over 40 years of experience in Medical Device Start-ups as CEO, and entrepreneur. Also Mr. Ferrari is co-founder of De Novo Ventures which has $650M under management and has been Managing Director since 2000. Mr. Ferrari has also co-founded 6 more companies, two of which have been successful IPO’s and subsequent acquisitions, CTS one of the companies he co-founded was the fastest start-up to an IPO in the last 22 years in the medical device industry. Mr. Ferrari most recently from 2018 to 2021 was Chairman and CEO of PQ Bypass which was recently acquired by Endologix. Mr. Ferrari sits on the board of Pulmonx, a public company and is the Chairman of the Compensation Committee. Additionally, Mr. Ferrari is Executive Chairman of Tenon Medical, Vice-Chairman of ABS Interventional, and holds board positions with several other medical device start-ups. Mr. Ferrari has an undergraduate degree from Ashland University and an MBA from University of South Florida.

We believe that Mr. Ferrari is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

Branislav Vajdic, PhD - President, Director

Dr. Branislav Vajdic, 72, founder of HeartBeam, Inc, combines over 30 years of experience in technology development and senior management positions. Dr. Vajdic has been deeply involved with the development of HeartBeam’s technology to fit his vision for the Company. Prior to HeartBeam from 2007 to 2010, Dr. Vajdic was CEO and Founder of NewCardio, a publicly traded company in the cardiovascular devices space, from 1984 to 2007, Dr. Vajdic was at Intel, where he held various senior management positions. At Intel, Dr. Vajdic was the designer of first Flash memory and two key inventions that enabled Flash as a product and led engineering groups responsible for Pentium 1 through Pentium 4 designs. Dr. Vajdic was awarded two Intel Achievement Awards, the highest level of award for outstanding contributions to Intel. Dr. Vajdic is author of numerous patents and publications in the fields of cardiovascular devices as well as chip design. Dr. Vajdic holds a PhD degree in Electrical Engineering from the University of Minnesota.

We believe that Dr. Vajdic is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

George A. de Urioste - Director

Mr. de Urioste, 70, combines over 40 years of experience in high technology industry senior management. Previously, Mr. de Urioste has been involved in over 10 companies, holding positions including Board Director, Chief Operating Officer and Chief Financial Officer. Mr. de Urioste was Chief Financial Officer of Remedy Corporation (software) from 1992 to 1998 and led the IPO, Chief Executive Officer of Aeroprise, Inc., from 2000 to 2003 (software), from 2004 to 2006 he was Chief Operating Officer and Chief Financial Officer for Chordiant Software, Inc. (software), interim Chief Operating Officer and Chief Financial Officer for Marvell Technology, Inc. (semiconductors) during 2008, Chief Financial Officer for Pluribus Networks, Inc. (software) 2014 to 2018, Chief Financial Officer for 4iQ, Inc. (software) 2019 to 2020 and interim Chief Financial Officer for Mozilla, Inc. (software). Mr. de Urioste’s Board Director experience includes Audit Committee chairman roles for the following companies: Rainmaker Systems, Inc. (business outsourcing), from 2003 to 2005, Saba Software, Inc. (software) from 2008 to 2010, GCT, Inc. (semiconductors), from 2009 to 2011 Villa Montalvo (performing arts center), from 2011 to 2013, Bridgelux, Inc., from 2011 to 2016 (LED lighting), and Vendavo, Inc., from 2013 to 2014 (software). Mr. de Urioste was also chairman of the Board of Directors for Aeroprise, Inc. from 2000 to 2005 (software). Mr. de Urioste is currently a Board Director at Decklar Corporation (supply chain intelligence software), Blaize, Inc (NASDAQ: BZAI), semiconductor company for artificial intelligence processing at network edge, where he is chairman of the audit committee and member of the compensation committee, and Silicon Valley Directors Exchange, (a not-for-profit for Board education events). Mr. de Urioste has an undergraduate degree from University of Southern California and an MBA from University of California at Berkeley. Mr. de Urioste is also a Certified Public Accountant (inactive) in the State of California.

We believe that Mr. de Urioste is qualified to serve on our board of directors because of his experience in leadership and management roles in high technology industries, as well as his experience as a board member including Audit Committee Chairman roles.

Marga Ortigas-Wedekind - Director

Ms. Marga Ortigas-Wedekind, 64, Board member, has over 30 years of experience in health technology senior management. Ms. Ortigas-Wedekind has been Chief Commercial Strategy Officer of Fogarty Innovation, a non-profit educational incubator for early stage medtech companies since December 2019, Executive Vice President of Marketing and Payer Relations for iRhythm Technologies Inc., a publicly-traded digital healthcare company from July 2015 through July 2019, Executive Vice President, Global Marketing and Product Development of Omnicell Inc., a publicly-traded developer of automated medication dispensing and analytics systems where she led the Marketing, International and Engineering departments from 2009 to 2015, Senior Vice President, Marketing, Development, and Clinical Affairs at Xoft, Inc, a developer of disruptive technology to deliver radiation therapy with capital equipment and high-end disposables from 2002 to December 2008. She started her medtech career at Guidant Vascular, now Abbott Vascular. Ms. Ortigas-Wedekind was on the board of Itamar Medical (NASDAQ: ITMR), which provides digitally-enabled systems for sleep apnea management until its sale to Zoll Medical in December 2021, Total Flow Medical, an early stage company developing a mechanism to improve safety during on-pump open heart surgery and, the Bay Area Cancer Coalition, a non-profit organization that supports those affected by breast or ovarian cancer. Ms.

Ortigas-Wedekind has an undergraduate degree from Wellesley College and an MBA from the Stanford Graduate School of Business.

We believe that Ms. Ortigas-Wedekind is qualified to serve on our board of directors because of her experience in leadership and management roles in the field of medicine, as well as her experience as a member in the healthcare industry.

Willem Elfrink - Director

Mr. Willem Elfrink, 73, was Chairman of the Board since our founding and in June 2021 stepped down from this position but remains a Board member. Mr. Elfrink has over 40 years of experience in bringing new technologies to the market. Mr. Elfrink actively contributes to portfolio companies via board participation, strategic marketing, governance and capital structure. Mr. Elfrink is also the Founder and President of WPE Ventures Digitized Solutions, a security and digitization solutions investment firm. Mr. Elfrink joined Cisco in 1997 and was Cisco’s Executive Vice President of Industry Solutions and Chief Globalization Officer from 2000 to 2006 and 2007 to 2015 respectively, where Mr. Elfrink made and contributed to key strategic and operational decisions of the Company. Widely recognized as Cisco’s Corporate Entrepreneur in residence, his global charter was to identify significant technology opportunities. Mr. Elfrink also led an industry initiative — called the Internet of Things World Forum. Before joining Cisco, Mr. Elfrink held management and senior management positions at Olivetti, Xerox, HP, Digital Equipment Corporation and Philips. Mr. Elfrink earned a Bachelor of Engineering degree from the Institute of Technology in Rotterdam, the Netherlands.

We believe that Mr. Elfrink is qualified to serve on our board of directors because of his experience in leadership and management roles in bringing new technologies to the market, as well as his globalization experience.

Mark Strome - Director

Mr. Strome, 69, combines over 40 years of experience in the investment management and securities industry. Mr. Strome is the Founder, Chief Investment Officer, and Chairman at Strome Investment Management, L.P. and Strome Group, Inc. Under his leadership, Mr. Strome’s investment management company has managed private placement hedge fund investments focusing on non-traditional investments including commodities, currencies, bankruptcy reorganizations, and numerous venture capital and private equity investments. Mr. Strome has also been involved in the founding and incubation of numerous publicly traded companies and several successful private companies. These include Pulse Biosciences, and iWood Studios, a company that creates original content for film and TV. Mr. Strome has been a member of the Board of Directors of multiple companies over the last three decades. Mr. Strome has served as a Director at Endurance Ventures, National Water and Power, Eco-Duro Corporation, NWP Services Corporation and Mobil Satellite Ventures. Mr. Strome served as Member of Advisory Board at Global Analytics, Inc. Mr. Strome earned a Bachelor of Science in Engineering from Old Dominion University and Master in Economics from the University of California at Berkeley.

We believe that Mr. Strome is qualified to serve on our board of directors because of his experience in leadership and management roles, as well as his experience as a member in the healthcare industry.

Kenneth Nelson - Director

Mr. Nelson, 50, is a 20 year digital health, medical device, and remote patient monitoring executive and innovator. Over the past 10 years, Mr. Nelson has led commercial efforts for disruptive technologies in the digital health, wearables, and cardiac remote patient monitoring industries for 3 of the top 4 market share players in cardiac digital health and remote patient monitoring including BioTelemetry as VP of Sales, iRhythm as VP of Sales & Marketing, and Bardy Diagnostics as Chief Commercial Officer. Most recently, he served as Head of Digital Health, Diagnostics, and Monitoring for Biotronik, a leading cardiac digital health and medical device company. Mr. Nelson currently serves as partner in the Medtech Advantage Fund, which has an exclusive partnership with Medtech Innovator, the largest medtech and digital health startup accelerator globally. In addition, he serves as Chairman of the Board for CardiaCare, and is an active board member in a handful of other disruptive cardiac digital health and medtech startups. Mr. Nelson earned a Bachelor of Arts in Economics from Vanderbilt University and is a graduate of Phillips Exeter Academy.

We believe that Mr. Nelson is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

Michael R. Jaff, DO - Director

Dr. Jaff, 67, is currently Chief Medical Officer and Vice President of Clinical Affairs, Technology and Innovation of the Peripheral Interventions division at Boston Scientific Corporation. Previously, Dr. Jaff was a professor of medicine at Harvard Medical School and served as President of Newton-Wellesley Hospital. Prior to that, Dr. Jaff was the inaugural Paul and Phyllis Fireman Endowed Chair of Vascular Medicine and Medical Director of the Fireman Vascular Center at the Massachusetts General Hospital. Dr. is a recognized expert in all aspects of vascular medicine and is the founder of VasCore, the Vascular Ultrasound Core Laboratory. Dr. Jaff has published over 300 peer-reviewed publications and 10 textbooks and is the Past-President of the Society for Vascular Medicine. Dr. Jaff received a B.S. from Dickinson College, a D.O. from Kirksville College of Osteopathic Medicine, a Business degree from Harvard Business School and an honorary Doctorate of Arts from Harvard Medical School.

We believe that Dr. Jaff is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a member in the healthcare industry.

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

Based solely upon a review of such forms filed electronically with the SEC or written representations, the Company believes that all Section 16(a) filing requirements were timely met during the year ended December 31, 2025, except for Mark Strome submitted two late Form 4 filings in regards to his disposition of Common Stock and grant of RSUs and stock options; Tim Cruickshanks submitted three late Form 4 filings in regards to his acquisition of common stock and grant of RSU and stock options; Richard Ferrari submitted two late Form 4 filings in regards to the grant of RSU and stock options, George de Urioste submitted one late Form 4 filing in regards to the grant of RSU and stock options, Michael Jaff submitted one late Form 4 filing in regards to the grant of RSU, Marga Ortigas-Wedekind submitted one late Form 4 filing in regards to the grant of RSU and stock options; Vajdic Branislav submitted two late Form 4 filing in regards to grant of stock options; Elfrink Willem submitted one late Form 4 filing in regards to his grant of RSUs and stock options; Eno Robert Paul submitted one late Form 4 filings in regards to his grant of stock options; and Persen Kenneth Henry submitted one late Form 4 filing in regards to grant of stock options.

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

Director Meeting Attendance

During the year ended December 31, 2025, the Board held eight meetings of the full Board, The Board also took action by written consent on nine occasions. During the year ended December 31, 2025, each member of the Board attended at least 75% of the aggregate of all meetings of the Board and the meetings of the committees on which he or she served (during the periods for which he or she served).

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

Committee Composition

The following description below outlines our current membership for each committee of our board of directors:

Audit Committee

The Audit Committee, among other things, will be responsible for:

•
appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;
•
reviewing the internal audit function, including its independence, plans, and budget;
•
approving, in advance, audit and any permissible non-audit services performed by our independent auditor;
•
reviewing our internal controls with the independent auditor, the internal auditor, and management;
•
reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;
•
overseeing our financial compliance system; and
•
overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Audit Committee will consist of Mr. de Urioste, Ms. Ortigas-Wedekind and Mr. Ferrari. Mr. de Urioste will chair the Audit Committee. We believe the Audit Committee will comply with the applicable requirements of the rules and regulations of the Nasdaq listing rules and the SEC.

Compensation Committee

The Compensation Committee will be responsible for:

•
reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;
•
overseeing and administering the Company’s executive compensation plans, including equity-based awards;
•
negotiating and overseeing employment agreements with officers and directors; and
•
overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

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

Nominating and Governance Committee

The Nominating and Corporate Governance Committee, among other things, will be responsible for:

•
reviewing and assessing the development of the executive officers and considering and making recommendations to the Board regarding promotion and succession issues;
•
evaluating and reporting to the Board on the performance and effectiveness of the directors, committees and the Board as a whole;
•
working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise and experience, including diversity considerations, for the full Board and each committee;
•
annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;
•
reviewing, evaluating, and recommending changes to the Company’s Corporate Governance Principles and Committee Charters;
•
recommending to the Board individuals to be elected to fill vacancies and newly created directorships;
•
overseeing the Company’s compliance program, including the Code of Conduct; and

•
overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

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

Commercialization Committee

The Commercialization Committee, among other things, will be responsible for:

•
advising on the Company’s overall business strategy of bringing products to markets and all aspects of the sales process;
•
advising on the Company’s product strategy and roadmap;
•
advising on the Company’s target markets and market segmentation;
•
advising on cross-functional elements of the Company’s go-to-market effort, including the commercial support functions;
•
reviewing, evaluating, and recommending changes to the Company’s Commercialization Committee Charter.

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

Hedging, Short Sales and Related Policies

Pursuant to the Company’s insider trading policy, the Company prohibits all directors, officers and employees of the Company (collectively, “Team Members”), as well as their spouses, minor children, other persons living in their household and entities over which they exercise control, from engaging in the following transactions involving Company’s securities without the advance unanimous written approval from members of the compliance committee designated by the Board:

•
Hedging. Team Members may not enter into hedging or monetization transactions or similar arrangements with respect to the Company’s securities.
•
Short sales. Team Members may not sell the Company’s securities short;
•
Options trading. Team Members may not buy or sell puts or calls or other derivative securities on the Company’s securities; and
•
Trading on margin. Team Members may not hold the Company’s securities in a margin account or pledge the Company’s securities as collateral for a loan.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Named Executive Officers (“NEOs”) for services rendered in all capacities during the noted periods. The fiscal years ended December 31, 2025 and December 31, 2024 are indicated below:

Name and Principal Position	Year	Base Salary ($)	Cash Bonus ($)(1)	Total Cash Compensation	Equity Bonus in lieu of Cash (2)	Stock Awards ($)(3)	Option Awards ($)(4,5)	All Other Compensation ($)	Total ($)
Robert Eno(1)	2025	$360,000	$128,520	$488,520	$55,080	$39,999	$451,694	$1,028	$1,036,321
Chief Executive Officer (Former President) (2)	2024	$379,354	$111,321	$490,675	$—	$—	$—	$—	$490,675
Branislav Vajdic, PhD (1)	2025	$404,100	$144,264	$548,364	$61,827	$—	$330,876	$4,944	$946,011
President (Former Chief Executive Officer) (2)	2024	$449,000	$177,804	$626,804	$—	$—	$—	$—	$626,804
Kenneth Persen(1)	2025	$312,000	$58,477	$370,477	$25,061	$—	$28,231	$3,048	$426,817
Chief System Deployment Officer (2)	2024	$310,000	$61,776	$371,776	$—	$—	$—	$—	$371,776
Timothy Cruickshank(1)	2025	$346,500	$92,775	$439,275	$39,761	$38,499	$211,732	$238	$729,505
Chief Financial Officer	2024	$120,313	$35,616	$155,929	$—	$—	$820,434	$—	$976,363
Richard Brounstein(1)	2025	$—	$—	$—	$—	$—	$—	$—	$—
Former Chief Financial Officier (2)	2024	$20,833	$—	$20,833	$—	$—	$—	$—	$20,833

1.
Represents the portion of 2025 bonuses awarded to the Chief Executive Officer, President, Chief Financial Officer and Chief System Deployment Officer that will be paid as cash. Cash bonuses awarded to these individuals in 2025 are expected to be paid in early 2026.
2.
Represents the portion of 2025 bonuses awarded to the Chief Executive Officer, President, Chief Financial Officer and Chief System Deployment Officer that will be paid as equity-in-lieu-of-cash. Equity bonuses awarded to these individuals in 2025 are expected to be granted in early 2026.
3.
Represents the portion of 2025 base salary settled as equity-in-lieu-of-cash, which was granted as restricted stock unit awards under the 2022 Plan.
4.
Includes a portion of the 2025 base salary settled as equity-in-lieu-of-cash, which was granted as option unit awards under the 2022 Plan.
5.
Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 5 to our December 31, 2025 financial statements. The value of stock awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.

Employment Agreements

We have entered into employment agreements, with Robert Eno, the Company’s Chief Executive Officer, Branislav Vajdic, the Company’s President, Kenneth Persen, the Company’s Chief System Deployment Officer, and Timothy Cruickshank, the Company’s Chief Financial Officer.

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

During 2025, the Company instituted an Equity Compensation Program, whereby a portion of the annual base salary for certain NEOs would be temporarily paid in the form of equity grants in lieu of cash compensation. On September 30, 2025, the Compensation Committee advised and resolved to reduce the annual base salary for Mr. Eno by 20% for six months from July 1, 2025 (Executive Salary Reduction). The annual base salary of $400,000 as in effect immediately prior to the Executive Salary Reduction will automatically be reinstated at the conclusion of the program. In lieu of the 20% reduction in annual base salary, the Committee also advised and approved to grant certain restricted stock unit awards or options to Mr. Eno under the 2022 Plan.

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

During 2025, the Company instituted an Equity Compensation Program, whereby a portion of the annual base salary for certain NEOs would be temporarily paid in the form of equity grants in lieu of cash compensation. On September 30, 2025, the Compensation Committee advised and resolved to reduce the annual base salary for Dr. Vajdic by 20% for six months from July 1, 2025 (Executive Salary Reduction). The annual base salary of $449,000 as in effect immediately prior to the Executive Salary Reduction will automatically be reinstated at the conclusion of the program. In lieu of the 20% reduction in annual base salary, the Committee also advised and approved to grant certain options to Dr. Vajdic under the 2022 Plan.

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

During 2025, the Company instituted an Equity Compensation Program, whereby a portion of the annual base salary for certain NEOs would be temporarily paid in the form of equity grants in lieu of cash compensation. On September 30, 2025, the Compensation Committee advised and resolved to reduce the annual base salary for Mr. Cruickshank by 20% for six months from July 1, 2025 (Executive Salary Reduction). The annual base salary of $385,000 as in effect immediately prior to the Executive Salary Reduction will automatically be reinstated at the conclusion of the program. In lieu of the 20% reduction in annual base salary, the Committee also advised and approved to grant certain restricted stock unit awards or options under the 2022 Plan.

2025 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at December 31, 2025:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Equity: Unearned Shares, Units or Other Rights That Have Not Vested (#)	Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert Eno(1)	—	320,000	$1.65	4/7/2035	—	$—
(2)	297,500	59,500	$2.90	8/2/2033	—	$—
(3)	153,641	25,359	$2.08	5/14/2033	—	$—
(4)	175,000	65,000	$4.47	1/18/2033	—	$—
(5)	9,000	—	$4.25	11/2/2031	—	$—
(6)	36,363	—	$0.28	11/1/2030	—	$—
Branislav Vajdic, PhD(7)	54,424	—	$1.65	7/1/2035	—	$—
(8)	—	180,000	$1.65	4/7/2035	—	$—
(9)	663,333	132,667	$2.90	8/2/2033	—	$—
(10)	341,616	56,384	$2.08	5/14/2033	—	$—
(11)	351,520	7,480	$1.30	1/1/2032	—	$—
Kenneth Persen(12)	—	20,000	$1.65	4/7/2035	—	$—
(13)	210,000	42,000	$2.90	8/2/2033	—	$—
(14)	145,058	23,942	$2.08	5/14/2033	—	$—
(15)	41,250	18,750	$2.50	3/21/2033	—	$—
(16)	66,666	13,334	$1.91	9/17/2032	—	$—
Timothy Cruickshank (17)	—	150,000	$1.65	4/7/2035	—	$—
(18)	124,999	275,001	$2.28	9/25/2034	—	$—

1.
Mr. Eno was awarded 320,000 options on April 7, 2025, these options are scheduled to vest over 4 years with 25% vesting on April 7, 2026 and the remainder vesting and exercisable monthly thereafter.
2.
Mr. Eno was awarded 357,000 options on August 2, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.
3.
Mr. Eno was awarded 179,000 options on May 14, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.
4.
Mr. Eno was awarded 240,000 options on January 18, 2023, these options are scheduled to vest over 4 years with 25% vesting on January 18, 2024 and the remainder vesting and exercisable monthly thereafter.
5.
Mr. Eno was awarded 9,000 options on November 12, 2021, these options are scheduled to vest monthly over 4 years from the vesting commencement date.
6.
Mr. Eno was awarded 36,363 options on November 1, 2020, these options are scheduled to vest monthly over 4 years from the vesting commencement date.
7.
Dr. Vajdic was awarded 54,424 options on September 30, 2025, these options are scheduled to be fully vested by December, 31, 2025.

8.
Dr. Vajdic was awarded 180,000 options on April 7, 2025, these options are scheduled to vest over 4 years with 25% vesting on April 7, 2026 and the remainder vesting and exercisable monthly thereafter.
9.
Dr. Vajdic was awarded 796,000 options on August 2, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.
10.
Dr. Vajdic was awarded 398,000 options on May 14, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.
11.
Dr. Vajdic was awarded 359,000 options on June 15, 2022, these options are scheduled to vest over 4 years with 25% vesting on January 1, 2023 and the remainder vesting and exercisable monthly thereafter.
12.
Mr. Persen was awarded 20,000 options on April 7, 2025, these options are scheduled to vest over 4 years with 25% vesting on April 7, 2026 and the remainder vesting and exercisable monthly thereafter.
13.
Mr. Persen was awarded 252,000 options on August 2, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.
14.
Mr. Persen was awarded 169,000 options on May 14, 2023, these options are scheduled to vest sixty percent (60%) upon FDA Clearance for marketing of HeartBeam’s synthesized 12L product and remainder forty percent (40%) one forty-eighth (1/48th) shall vest on each one-month anniversary of the vesting commencement date.
15.
Mr. Persen was awarded 60,000 options on March 21, 2023, these options are scheduled to vest over 4 years with 25% vesting on January 18, 2024 and the remainder vesting and exercisable monthly thereafter.
16.
Mr. Persen was awarded 80,000 options on September 17, 2022, these options are scheduled to vest over 4 years with 25% vesting on January 18, 2024 and the remainder vesting and exercisable monthly thereafter.
17.
Mr. Cruickshank was awarded 150,000 options on April 7, 2025, these options are scheduled to vest over 4 years with 25% vesting on April 7, 2026 and the remainder vesting and exercisable monthly thereafter.
18.
Mr. Cruickshank was awarded 400,000 options on September 25, 2024, these options are scheduled to vest over 4 years with 25% vesting on September 26, 2025 and the remainder vesting and exercisable monthly thereafter.

DIRECTOR COMPENSATION

Directors who are also employees of the Company do not receive any separate compensation in connection with their Board service, and we pay a mix of cash fees and equity compensation to our non-employee directors. Prior to 2022, our non-employee directors received a non-qualified initial stock option award upon joining the Board, which vest monthly over a four-year period, beginning on the date of the director’s election to the Board.

On June 15, 2022, the Board of Directors approved a plan for the annual cash compensation of directors effective January 1, 2022:

	Board	Audit Committee	Other Committees
Chair	$120,000	$25,000	$15,000
Member	$40,000	$10,000	$10,000

During 2025, the Company instituted an Equity Compensation Program, whereby 100% of annual cash compensation for the non-employee members of our board of directors would be temporarily paid in the form of equity grants in lieu of cash compensation. On September 30, 2025, the Board of Directors advised and resolved to reduce the annual cash compensation for non-employee members of our board of directors by 100% for six months from July 1, 2025 (Board Fee Reduction). The annual cash compensation as in effect immediately prior to the Board Fee Reduction will automatically be reinstated at the conclusion of the program. In lieu of the 100% reduction in annual cash compensation, the Board also advised and approved to grant certain restricted stock unit awards or options under the 2022 Plan.

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Stock Awards($)(3)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total ($)
Richard Ferrari	$72,500	$—	$172,499	$—	$—	$244,999
George de Urioste	$37,500	$62,963	$75,000	$—	$—	$175,463
Marga Ortigas-Wedekind	$32,500	$54,569	$75,000	$—	$—	$162,069
Willem Elfrink	$37,500	$62,963	$75,000	$—	$—	$175,463
Mark Strome	$30,000	$50,372	$75,000	$—	$—	$155,372
Kenneth Nelson	$25,000	$—	$99,999	$—	$55,000	$179,999
Michael Jaff, DO (5)	$30,000	$—	$104,999	$—	$—	$134,999

1.
Represents director fees earned for the six month period ending June 30, 2025 to each of Messrs Ferrari, de Urioste, Elfrink, Strome, Nelson, Jaff and Mmes Ortigas-Wedekind.
2.
Represent Special Option grant in lieu of director fees payable for six months period from July 1-December 31, 2025 to these directors. These awards vested in full as of December 31, 2025. The dollars convert to shares based on the FMV at the date of grant.
3.
Includes a portion of the board compensation settled as equity-in-lieu-of-cash, which was granted as restricted share unit awards under the 2022 Plan, payable for six months period from July 1-December 31, 2025 to these directors.. These awards vested in full as of December 31, 2025.
4.
The annual RSU grants to Mr. Ferrari, de Urioste, Elfrink, Strome, Nelson and Mrs. Ortigas-Wedekind occur at each Annual Stockholder Meeting, vesting in full at the following annual meeting. In addition, Mr. Ferrari, Nelson, and Jaff received a Special RSU grant in lieu of director fees payable for six months period from July 1-December 31, 2025. These awards vested in full as of December 31, 2025. The dollars convert to shares based on the FMV at the date of grant.
5.
The RSU awarded to Dr. Jaff in 2023 will vest in equal annual installments over three years on the day following the annual shareholders’ meeting in 2024, 2025 and 2026. The dollars convert to shares based on the FMV at the date of grant.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company’s Common Stock, beneficially owned as of December 31, 2025 by:

•
each person known to the Company to beneficially own more than 5% of its Common Stock,
•
each executive officer, director and director nominee
•
all officers, directors and director nominees as a group.

The Company calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date. Shares of the Company’s Common Stock issuable upon exercise of options or warrants or conversion of notes that are exercisable or convertible within 60 days after December 31, 2025 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other stockholder for Percentage of Common Stock Beneficially Owned. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 40,117,404 shares of Common Stock outstanding at December 31, 2025, plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after December 31, 2025. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

Name	Shares Beneficially Owned	%
Richard Ferrari(1)	307,668	*
Branislav Vajdic. PhD(2)	1,953,745	4.75%
George A. de Urioste(3)	56,901	*
Marga Ortigas-Wedekind(4)	179,216	*
Willem Pieter Elfrink(5)	534,807	1.33%
Mark Strome(6)	2,993,510	7.46%
Kenneth Nelson(7)	169,520	*
Michael Jaff, DO(8)	79,322	*
Richard Brounstein(9)	127,106	*
Robert Eno (10)	480,438	1.18%
Kenneth Persen(11)	342,550	*
Timothy Cruickshank(12)	182,646	*
All directors and executive officers as a group (12 persons)	7,407,429	17.47%
Public Ventures(13) 9454 Wilshire Blvd., Suite 600 Beverly Hills, CA 90212	2,624,910	6.54%

* Less than 1 percent ownership

1.
Includes (i) 65,653 shares acquired from the conversion of 2015 Convertible Notes (ii) 73,529 shares acquired from the vesting of RSUs in 2023, (iii) 31,948 shares acquired from the vesting of RSUs in 2024, (iv) 29,412 shares acquired from the February Public Offering in 2025, (v) 88,186 shares acquired from the vesting of RSUs in 2025 and (vi) 18,940 vested options. Does not include 80,645 unvested RSUs.
2.
Includes (i) 794,545 shares acquired as founders equity, (ii) 115,559 shares acquired from the conversion of 2015 Convertible Notes, (iii) 27,380 options exercisable within 60 days after December 31, 2025, (iv) 1,287 shares acquired from the exercise of warrants acquired from the short-term loan investment program and (v) 35,000 BEATW exercisable warrants and (vi) 979,974 vested options. Does not include 376,531 unvested stock options.
3.
Includes (i) 12,168 shares acquired from the vesting of RSUs in 2023, (ii) 23,961 shares acquired from the vesting of RSUs in 2024, (iii) 33,185 shares acquired from the vesting of RSUs in 2025, (iv) 52,427 vested options, (vi) shares sold of 7,694 in the 2024 and (vii) shares sold of 57,146 in 2025. Does not include 60,483 unvested RSUs.
4.
Includes (i) 9,000 shares and 9,000 BEATW warrants purchased November 11, 2021, (ii) 7,824 shares acquired from the conversion of 2015 Convertible Notes, (iii) 55,147 shares acquired from the vesting of RSUs in 2023, (iv) 23,961 shares acquired from the vesting of RSUs in 2024, (v) 33,185 shares acquired from the vesting of RSUs in 2025 and (vi) 41,099 vested options. Does not include 60,483 unvested RSUs.
5.
Includes (i) 101,818 shares acquired under the 2015 Incentive Plan (ii) 207,056 shares acquired from the conversion of 2015 Convertible Notes, (iii) 55,147 shares acquired from the vesting of RSUs in 2023, (iv) 23,961 shares acquired from the vesting of RSUs in 2024, (v) 33,185 shares acquired from the vesting of RSUs in 2025 (vi) 60,000 BEATW exercisable warrants, (vii) 3,640 shares acquired from the exercise of warrants acquired from the short-term loan investment program and (viii) 50,000 vested options. Does not include 60,483 unvested RSUs.

6.
Includes (i) 3,150,000 shares purchased on May 2, 2023, (ii) 23,961 shares acquired from the vesting of RSUs in 2024, (iii) 33,185 shares acquired from the vesting of RSUs in 2025, (iv) 36,364 vested options, and (v) shares sold of 250,000 in 2025. Does not include 60,483 unvested RSUs.
7.
Includes (i) 70,001 shares purchased on May 2, 2023 and (ii) 23,961 shares acquired from the vesting of RSUs in 2024, (iii) 48,336 shares acquired from the vesting of RSUs in 2025, (iv) 3,889 options exercisable within 60 days after December 31, 2025, and (iv) 23,333 vested options. Does not include 31,112 unvested stock options and 60,483 unvested RSUs.
8.
Includes (i) 13,978 shares acquired from the vesting of RSUs in 2024 and (ii) 65,344 shares acquired from the vesting of RSUs in 2025. Does not include 74,462 unvested RSUs.
9.
Includes (i) 72,725 shares acquired under the 2015 Incentive Plan, (ii) 5,000 shares and 5,000 BEATW warrants purchased November 11, 2021, (iii) 5,000 shares and 10,000 BEATW warrants acquired on the open market, (iv) 29,197 shares acquired from the conversion of 2015 Convertible Notes, (v) 184 shares acquired from the exercise of warrants acquired from the short-term loan investment program.
10.
Includes (i) 24,242 shares acquired from the vesting of RSUs in 2025, (ii) 18,933 options exercisable within 60 days after December 31, 2025 and (iii) 437,263 vested options. Does not include 469,859 unvested stock options.
11.
Includes 12,850 options exercisable within 60 days after December 31, 2025 and (ii) 329,700 vested options. Does not include 118,026 unvested stock options.
12.
Includes (i) 17,647 shares acquired from the February Public Offering in 2025, (ii) 23,333 shares acquired from the vesting of RSUs in 2025, (iii) 16,667 options exercisable within 60 days after December 31, 2025 and (iv) 124,999 vested options. Does not include 425,001 unvested stock options.
13.
Represents 1,058,633 shares issued pursuant to a subscription agreement of the Company dated May 2, 2023, 1,562,666 shares of Common Stock issuable under a warrant issued by the Issuer and 3,911 shares of Common Stock held by Christopher A. Marlett Living Trust.
14.
Represents 1,833,334 shares issued pursuant to a subscription agreement of the Company dated May 2, 2023, 46,600 shares in open market purchases on May 4, 2023, and 19,602 shares in open market purchases on May 25, 2023.

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

Since the beginning of fiscal year 2025, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Based on the Audit Committee's evaluation and determination that CBIZ CPAs P.C. (CBIZ CPAs) is independent, our Audit Committee has retained the firm of CBIZ CPAs as our independent registered public accounting firm for fiscal year 2025. In making this determination, the Company is requesting its stockholders to ratify the appointment of CBIZ CPAs at its next Annual Stockholder Meeting. In the event the stockholders fail to ratify the appointment, the Audit Committee will consider in its direction to select other auditors for the subsequent year. Even if the selection is ratified, the Audit Committee, in its discretion, may select a new independent registered public accounting firm at any time during the year if it feels that such a change would be in the best interest of the Company and its stockholders. Representatives of CBIZ CPAs will be present at the 2025 Annual Stockholders' Meeting and will have the opportunity to make a statement and be available to answer questions.

Fees to Independent Registered Public Accounting Firm

The following table sets forth the fees that the Company was billed by CBIZ CPAs and Marcum, our independent registered public accountants for fiscal years 2025 and 2024, respectively:

	2025	2024
Audit Fees (1)	$285,140	$187,390
Audit Related Fees	—	—
Tax Fees	—	—
Total	$285,140	$187,390

1.
Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements and audit services provided in connection with other statutory and regulatory filings.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015	S-1	3.1	09/07/2021
3.2	Bylaws	S-1	3.2	09/07/2021
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021	S-1	3.3	09/07/2021
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022	S-1	3.4	02/10/2023
4.1	Form of Representative’s Warrant	S-1/A	4.13	11/09/2021
4.2	Form of Warrant Agency Agreement	S-1/A	4.14	11/09/2021
4.3	Form of Placement Agent’s Warrant	S-1/A	4.13	04/17/2023
4.4	Form of Indenture	S-3/A	4.1	02/02/2023
10.1	Employment Agreement with Richard Brounstein †	S-1/A	10.2	10/12/2021
10.2	Employment Agreement with Ken Persen †	8-K	10.2	08/08/2022
10.3	Employment Agreement with Timothy Cruickshank †	8-K	10.2	09/10/2024
10.4	Employment Agreement with Robert Eno †	8-K	10.1	10/22/2024
10.5	Employment Agreement with Branislav Vajdic †	8-K	10.2	10/22/2024
10.6	Stock Purchase Agreement, dated February 18, 2022 by and between HeartBeam, Inc. and the Purchaser with the Form of Warrant	8-K	10.1	02/22/2022
10.7	Form of Professional Services Agreement between Triple Ring and HeartBeam, Inc. dated March 7, 2022	8-K	10.1	03/10/2022
10.8	Partnership Agreement between HeartBeam, Inc. and LIVMOR, Inc. dated January 31, 2022	8-K	10.1	02/02/2022
10.9	Supplemental Agreement between HeartBeam, Inc. and LIVMOR, Inc. dated August 2, 2022	8-K	10.1	08/08/2022
10.10	Securities Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors	8-K	10.1	03/03/2023
10.11	Note Purchase Agreement dated February 28, 2023 between HeartBeam Inc. and Investors	8-K	10.1	03/03/2023
10.12	First Amendment to Securities Purchase Agreement dated March 7, 2023 to the Securities Purchase Agreement dated February 28, 2023 between HeartBeam, Inc. and Investors	8-K	10.1	03/09/2023
10.13	First Amendment to Note Purchase Agreement dated March 7, 2023 to the Note Purchase Agreement dated February 28, 2023 between HeartBeam, Inc. and Investors	8-K	10.2	03/09/2023
10.14	Form of Subscription Agreement	S-1/A	10.16	04/10/2023
10.15	Form of Escrow Agreement for the Offering	S-1/A	10.17	04/10/2023
10.16	Form of Securities Purchase Agreement dated as of May 2, 2023 between HeartBeam, Inc. and Investor	8-K	10.1	05/05/2023
10.17	2022 Equity Incentive Plan	8-K	10.1	06/16/2022
10.18	First Amendment to the HeartBeam, Inc. 2022 Equity Incentive Plan	8-K	10.1	07/11/2023
10.19	Second Amendment to the HeartBeam, Inc. 2022 Equity Incentive Plan	8-K	10.1	06/18/2024

10.20	Third Amendment to the HeartBeam, Inc. 2022 Equity Incentive Plan	8-K	10.1	07/16/2025
10.21	ATM Sales Agreement with Public Ventures, LLC	8-K	10.1	05/02/2024
10.22	Employment Agreement with Timothy Cruickshank, dated August 27, 2024	8-K	10.2	9/10/2024
10.23	HeartBeam Branislav Vajdic Employment Agreement, dated October 17, 2024	8-K	10.2	10/23/2024
10.24	HeartBeam Rob Eno Employment Agreement, dated October 15, 2024	8-K	10.1	10/23/2024
14.1	Code of Business and Ethics	10-K	14.1	03/16/2023
23.1	Consent of Marcum LLP Independent Registered Public Accounting Firm				X
23.2	Consent of CBIZ CPAs P.C. Independent Registered Public Accounting Firm				X
24.1	Power of Attorney *				X
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
97.1	HeartBeam, Inc. Compensation Recovery Policy				X
101.INS	XBRL Instance Document+				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

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

HEARTBEAM, Inc.

	By:	/s/Robert Eno
	Name:	Robert Eno
	Title:	Chief Executive Officer
Dated: March 12, 2026		(Principal Executive Officer)

	By:	/s/ Timothy Cruickshank
	Name:	Timothy Cruickshank
	Title:	Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard Ferrari	Executive Chairman	March 12, 2026
Richard Ferrari
/s/ George de Urioste	Director	March 12, 2026
George de Urioste
/s/ Marga Ortigas-Wedekind	Director	March 12, 2026
Marga Ortigas-Wedekind
/s/ Willem Elfrink	Director	March 12, 2026
Willem Elfrink
/s/ Mark Strome	Director	March 12, 2026
Mark Strome
/s/ Kenneth Nelson	Director	March 12, 2026
Kenneth Nelson
/s/ Michael Jaff	Director	March 12, 2026
Michael Jaff
/s/ Branislav Vajdic	Director	March 12, 2026
Branislav Vajdic
/s/ Robert Eno	Chief Executive Officer	March 12, 2026
Robert Eno	(Principal Executive Officer)
/s/ Timothy Cruickshank	Chief Financial Officer	March 12, 2026
Timothy Cruickshank	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

HeartBeam, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HeartBeam, Inc. (the “Company”) as of December 31, 2025, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Saddle Brook, New Jersey

March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

HeartBeam Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HeartBeam Inc. (the “Company”) as of December 31, 2024, the related statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2020 through 2025.

Morristown, New Jersey

March 13, 2025

HEARTBEAM, INC.

Balance Sheets

(In thousands, except share data)

	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$4,380	$2,377
Prepaid expenses and other current assets	202	393
Inventory	103	-
Total Current Assets	$4,685	$2,770
Property and equipment, net	1,102	450
Other assets	56	56
Total Assets	$5,843	$3,276
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable (includes related party $5 and $5, respectively)	1,053	531
Accrued expenses	2,187	1,091
Total Liabilities	3,240	1,622
Commitments (Note 7)
Stockholders’ Equity
Preferred Stock - $0.0001 par value; 10,000,000 shares authorized; 0 shares outstanding at December 31, 2025 and 2024	—	—
Common stock - $0.0001 par value; 100,000,000 shares authorized; 40,117,404 and 26,960,901 shares issued and outstanding at December 31, 2025 and 2024	4	3
Additional paid in capital	79,887	57,924
Accumulated deficit	(77,288)	(56,273)
Total Stockholders’ Equity	$2,603	$1,654
Total Liabilities and Stockholders’ Equity	$5,843	$3,276

See accompanying notes to the financial statements

HEARTBEAM, INC.

Statements of Operations

(In thousands, except share and per share data)

	December 31,
	2025	2024
Operating Expenses:
General and administrative	$7,689	$8,836
Research and development	13,450	11,051
Total operating expenses	21,139	19,887
Loss from operations	(21,139)	(19,887)
Other Income
Interest income	122	446
Other income and expense (net)	2	(7)
Total other income	124	439
Loss before provision for income taxes	(21,015)	(19,448)
Income tax provision	—	—
Net Loss	$(21,015)	$(19,448)
Net loss per share, basic and diluted	$(0.62)	$(0.73)
Weighted average common shares outstanding, basic and diluted	33,710,095	26,645,228

See accompanying notes to the financial statements

HEARTBEAM, INC.

Statement of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2023	26,329,032	$3	$52,759	$(36,825)	$15,937
Stock based compensation expense	—	—	4,299	—	4,299
Sale of Common Stock, net of issuance costs	309,634	—	730	—	730
Stock issuance upon exercise of stock options	144,408	—	136	—	136
Stock issuance upon vesting of restricted stock units	177,827	—	—	—	—
Net loss	—	—	—	(19,448)	(19,448)
Balance – December 31, 2024	26,960,901	3	57,924	(56,273)	1,654
Stock based compensation expense	—	—	5,147	—	5,147
Sale of Common Stock, net of issuance costs	6,746,386	—	10,250	—	10,250
Sale of Common Stock under ATM, net of issuance costs	5,859,704	1	6,327	—	6,328
Stock issuance upon exercise of stock options	58,240	—	13	—	13
Stock issuance upon vesting of restricted stock units	394,278	—	—	—	—
Stock issuance for services	97,895	—	226		226
Net loss	—	—	—	(21,015)	(21,015)
Balance – December 31, 2025	40,117,404	$4	$79,887	$(77,288)	$2,603

See accompanying notes to the financial statements

HEARTBEAM, INC.

Statements of Cash Flows

(In thousands)

	December 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(21,015)	$(19,448)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	40	7
Stock based compensation expense	5,147	4,299
Stock issuance for services	226	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	191	243
Inventory	(103)	-
Accounts payable and accrued expenses	1,526	428
Net cash used in operating activities	(13,988)	(14,471)
Cash Flows From Investing Activities
Purchase of property and equipment	(600)	(201)
Purchase of short-term investments	3,760	-
Maturities of short-term investments	(3,760)	-
Net cash used in investing activities	(600)	(201)
Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	10,250	730
Proceeds from sale of equity under ATM, net of issuance costs	6,328	-
Proceeds from exercise of stock options	13	136
Net cash provided by financing activities	16,591	866

Net increase (decrease) in cash and restricted cash	2,003	(13,806)
Cash, cash equivalents and restricted cash - beginning of the year	2,433	16,239

Cash, cash equivalents and restricted cash - at end of the year	$4,436	$2,433

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	4,380	2,377
Restricted cash (included in other assets)	56	56
Total cash, cash equivalents and restricted cash	4,436	2,433

Supplemental Disclosures of Cash Flow Information:
Purchase of property and equipment in accounts payable	$92	$—
Taxes paid	$—	$—

See accompanying notes to the financial statements

HEARTBEAM, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

HeartBeam, Inc. (“HeartBeam” or the “Company”) is medical technology company focused on transforming cardiac care through the power of personalized insights. The Company’s aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. The Company’s ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of our proprietary and patented technology platform that allows us to collect the heart’s electrical activity from three dimensions and synthesize a 12-Lead (“12L”) ECG from these signals.

The Company has validated this technology and has received U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products. HeartBeam’s credit card sized 3D ECG technology received FDA clearance for arrhythmia assessment in December 2024 and the 12-Lead ECG synthesis software received FDA clearance in December 2025. The HeartBeam System did not generate any revenue in 2025.

The Company was incorporated in 2015 as a Delaware corporation. The Company operates as one segment and its operations are based in Santa Clara, California.

NOTE 2 – GOING CONCERN

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of December 31, 2025 the Company had approximately $4.4 million cash and cash equivalents.

Based on the current business plan assumptions, existing financing arrangements and expected cash burn rate, the Company believes that its existing liquidity is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Therefore, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings or strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations. The Company has an At-the-Market (ATM) sales agreement pursuant to which the Company may sell up to an aggregate of $17.0 million shares of the Company’s common stock. There were 5,859,704 shares issued under the ATM during the year ended December 31, 2025. After December 31, 2025, the Company issued 970,467 shares under the ATM program, generating $1.5 million in net proceeds. As of March 11, 2026, there was approximately $8.1 million available for issuance as of the financial statement issuance date, potentially subject to other baby shelf limitations.

The Company continues to maintain strong financial discipline as it achieves critical clinical and regulatory milestones and begins a limited commercial launch for the HeartBeam System. Management believes the continued achievement of these milestones will provide the Company the ability to raise additional capital. However, management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which if not consummated would likely have a material adverse effect on the Company and its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. As of December 31, 2025, the Company has $4.4 million held as cash and cash equivalents, of which $116,000 was held as cash equivalents. As of December 31, 2024, the Company had $2.4 million held as cash and cash equivalents, of which $1.1 million was held as cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of December 31, 2025 and December 31, 2024. The Company has made a deposit to the bank for their credit cards in the amount of $56,000 and is classified as restricted cash included in other assets as of December 31, 2025, and December 31, 2024.

PROPERTY AND EQUIPMENT, NET

Property and equipment including software development costs are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. In addition, the Company capitalizes internal use software development costs in accordance with ASC 350 and tooling cost in accordance with ASC 360. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment, net, to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are expensed as incurred.

The Company capitalizes tools that are depreciated based on useful life of 7 years. Construction-in-progress amounts are not subject to depreciation as such assets are not yet available for their intended use. During the year ended December 31, 2025, capitalization of tools into service was $311,100 and depreciation and amortization expense was $39,500. Property and equipment, net represents machinery and equipment of $475,400 and $203,800 as of December 31, 2025, and December 31, 2024, respectively. The capitalized internal use software cost represents software development expenses in relation to tools being developed for final testing of HeartBeam device to be sold post commercialization. Construction-in-progress related to tooling, internal use software and external software development that has not been placed into service amounting to $626,500 and $245,700 as of December 31, 2025, and December 31, 2024, respectively.

INVENTORY

Inventory is valued at the lower of cost and net realizable value using the First In First Out (FIFO) method. As of December 31, 2025, total inventory amounted to $103,000, representing initial raw material purchases to be used in commercial production. Inventory cost includes purchase price, import duties, transportation, and other directly attributable costs incurred in bringing the inventory to its present location and condition. The Company performs periodic physical counts and monitors inventory for obsolescence. No material write-downs were recorded during the year ended December 31, 2025.

RESEARCH AND DEVELOPMENT EXPENSE

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional services costs associated with the development of cardiovascular technologies and products.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, and accounts payable. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset transaction between market participants on the measurement date. Where available, fair value is based on observable market prices or is derived from such prices. The Company uses the market approach valuation technique to value its investments. The market approach uses prices and other pertinent information generated from market transactions involving identical or comparable assets or liabilities. The types of factors that the Company may consider in fair value pricing the investments include available current market data, including relevant and applicable market quotes.

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•
Level 1 - Observable inputs such as quoted prices in active markets.
•
Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•
Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2025 and 2024 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. As of December 31, 2025 and 2024, 113,809 and 153,443 penny options have been included in the calculation of weighted average basic and diluted earnings per share.

The following is a summary of awards outstanding as of December 31, 2025 and 2024, which are not included in the computation of basic and diluted weighted average shares:

	Year ended December 31,
	2025	2024
Stock options (excluding exercisable penny stock options)	9,005,780	7,232,926
Restricted	457,522	283,411
Warrants	5,827,035	5,152,397
Total	15,290,337	12,668,734

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

	Year ended December 31,
(in thousands)	2025	2024
Employee expenses	$11,705	$9,971
Research and Development (excluding employee expenses):
Consulting and professional fees	1,564	2,845
Clinical study expenses	364	1,038
Product development	2,983	1,594
Other*	1,392	982
Total Research and development expense	$6,303	$6,459
General and administrative expense (excluding employee expenses):
General and administrative expenses	2,224	2,824
Commercialization readiness expenses	907	633
Total General and administrative expense	3,131	3,457
Total operating expenses	$21,139	$19,887

* Other primarily includes patent fees and testing expenses for years ended December 31, 2025 and 2024.

RECENTLY ISSUED ACCOUNTING STANDARDS

Not Yet Adopted as of December 31, 2025:

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which simplifies the accounting for internal-use software by removing the project-stage model and establishing a single capitalization threshold based on management’s authorization and commitment to fund a project and the probability that the software will be completed and used as intended. ASU 2025-06 is effective for the Company’s annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

In November 2025, the FASB issued ASU 2025-11 "Interim Reporting (Topic 270): Narrow-Scope Improvements" to clarify and improve the interim reporting guidance in ASC Topic 270. ASU 2025-11 is effective for the Company’s annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

Adopted as of December 31, 2025:

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company adopted the guidance prospectively in the fiscal year beginning January 1, 2025 and additional required disclosures have been included in Note 8.

NOTE 4 – STOCKHOLDERS’ EQUITY

COMMON STOCK

On May 2, 2024, the Company entered into a Sales Agreement (“PV Sales Agreement”) with Public Ventures, LLC, as sales agent (“Public Ventures” or “Agent”), pursuant to which Company may sell up to an aggregate of approximately $17 million of shares of the Company’s common stock. There were 309,634 shares issued under the ATM during the year ended December 31, 2024. There were 5,859,704 shares issued under the ATM during the year ended December 31, 2025 resulting in net proceeds of $6.3 million (net of issuance cost of $0.2 million).

During the year ended December 31, 2025, the Company entered into an Underwriting Agreement with Public Ventures, LLC to consummate an offering (the “February Public Offering”) and raised approximately $11.5 million in gross proceeds. This equated to approximately $10.3 million in net proceeds from the offering after deducting commissions and other estimated offering expenses amounting to $1.2 million payable by the Company as listed below:

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

•
On February 25, 2025, the Company announced that Public Ventures, LLC exercised its over-allotment option to purchase an additional 864,033 shares of Common Stock at $1.70 per share, resulting in additional gross proceeds of approximately $1.5 million, before deducting the underwriting discount and commissions. In addition, the subscription agreement granted 86,403 underwriter warrants with an exercise price of $2.13 as part of this transaction. After giving effect to the exercise of the overallotment option, the total number of shares sold by HeartBeam in the public offering increased to 6,746,386 shares and gross proceeds increased to approximately $11.5 million.

During the years ended December 31, 2025 and 2024 the Company issued 452,518 and 322,235 shares of common stock upon exercise of vested stock options and vesting of restricted stock units. Further the Company issued 97,895 shares of common stock for services during the year ended December 31, 2025.

WARRANTS

As part of February Public Offering, the Company issued 674,638 placement agent underwriter warrants to purchase shares of Common Stock sold in the offering, with an exercise price of $2.13 per share and are exercisable for five years from the date of issuance, after a 360-day lockup period. The Company performed an assessment and accounted for these warrant instruments in conjunction with the Company’s common stock in permanent equity. These warrants are indexed to the Company’s stock and meet the requirements of equity classification as prescribed under ASC 815. These warrants classified as equity are initially measured at fair value of $1.2 million treated as offering cost, which is recorded as additional paid in capital, and subsequent changes in fair value are not recognized so long as the warrants continue to be classified as equity. The Company used an exercise price of $2.13, expected term of 5 years, risk free rate of 4.48%, and volatility of 115% to calculate the fair value of warrants.

A summary of the outstanding warrants as of December 31, 2025 and 2024 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2023	5,152,397	$4.71	3.35	$792
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable - December 31, 2024	5,152,397	$4.71	2.34	$708
Issued	674,638	2.13
Exercised	-	-
Expired	-	-
Outstanding and exercisable - December 31, 2025	5,827,035	$4.42	1.66	$1,057

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

The Company’s shareholders approved the 2022 Equity Plan at the annual meeting of stockholders held on June 15, 2022. Under the 2022 Equity Plan, the number of shares available for issuance will be increased on the first day of each fiscal year beginning with the 2023 fiscal year, in an amount equal to the lesser of 3,800,000 shares, five percent

(5%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, and a lesser number of shares determined by the administrator.

At the July 11, 2025, annual stockholders’ meeting the 2022 Equity Incentive Plan was amended to increase the number of authorized shares to 11,900,000 shares and was approved by stockholders’.

The 2022 Equity Plan includes a provision to add-back any cancelled options from the 2015 Plan up to 1,372,816 shares. As of December 31, 2025, there are 295,674 shares from the 2015 Plan that are included in the 5,440,666 shares available for issuance under the 2022 Equity Plan.

During 2023, the Company granted 2,208,000 options to various executives and employees. Sixty percent (60%) of these options vest based on FDA Clearance for marketing of HeartBeam’s synthesized 12L product and the remaining forty percent (40%) vest monthly over a period of 48 months. The Company calculated the fair value for each of these grants using the Black-Scholes option pricing model and it is expensed based on management’s probability assessment of FDA clearance. During the year, management performed its probability assessment regarding the milestone achievement date and as a result of FDA clearance in December 2025, these awards are now fully vested as of December 31, 2025. The 60% milestone options are issued and outstanding as of December 31, 2025.

The Company received proceeds of $13,000 from the exercise of stock options during the year ended December 31, 2025 and $0.1 million during the year ended December 31, 2024.

STOCK OPTIONS

The following is a summary of stock option activity during the years ended December 31, 2025 and 2024:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands) (*)
Outstanding – December 31, 2023	6,092,525	$2.22	8.7	$2,945
Options granted	1,505,000	2.36
Forfeitures	(66,748)	2.41
Options exercised	(144,408)	0.94
Outstanding – December 31, 2024	7,386,369	$2.26	8.36	$2,627
Options granted	2,409,490	1.66
Forfeitures	(586,486)	1.82
Options exercised	(89,784)	0.73
Outstanding – December 31, 2025	9,119,589	2.15	7.85	$4,305
Exercisable – December 31, 2025	5,335,461	$2.23	7.23	$2,453

(*) Intrinsic value is based on the fair market value of the Company's common stock.

During the year ended December 31, 2025 and December 31, 2024, options were granted to consultants and employees. During the year ended December 31, 2025, 40,625 options were exercised by one employee using net settlement, which resulted in net issuance of 9,081 shares, 7,708 options were exercised by one employee using sell to cover, and 41,451 options were exercised by consultants for a de minimis amount of proceeds.

For the years ended December 31, 2025 and 2024, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Year ended December 31,
	2025	2024
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	111.06% - 125.64%	125.33% - 132.02%
Expected term (in years)	5.00 - 6.08	6.00 - 7.00
Risk-free rate	3.74% - 4.41%	3.59% - 4.60%
Expected dividend yield	$—	$—
Weighted average grant date fair value per share	$0.71 - $1.99	$1.81 - 2.85

RESTRICTED STOCK UNITS

The following is a summary of RSUs award activity during the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at beginning of year	283,411	$2.38	217,881	$3.12
Shares granted	568,389	1.33	243,357	2.26
Shares vested	(394,278)	2.12	(177,827)	3.13
Non-vested at end of year	457,522	$1.30	283,411	$2.38

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense:

	Year ended December 31,
	2025	2024
General and administration
Stock options	$1,620,369	$2,362,385
RSUs	755,753	581,150
Total general and administration	2,376,122	2,943,535
R&D
Stock options	2,754,292	1,316,775
RSUs	16,479	38,426
Total R&D	2,770,771	1,355,201
Total stock based compensation	$5,146,893	$4,298,736

As of December 31, 2025 total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $6.0 million and $0.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.40 years and 0.52 years, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During April 2024, the Company entered into consulting agreement with one of the independent Board of Directors to provide business development consulting services. For these consulting services, the Company agreed to pay $5,000 per month as remuneration and granted 70,000 options to vest during over a period of 36 months. During year ended December 31, 2025, the Company recognized approximately $102,300 related to these consulting services, which includes stock based compensation expense of approximately $42,300. During year ended December 31, 2024, the Company recognized approximately $75,800 related to these consulting services, which includes stock based compensation expense of approximately $30,800.

NOTE 7 – COMMITMENTS

Lease Obligations

Prior to February 1, 2024, the Company was in a month-to-month lease agreement for its headquarters. The agreement was for an undefined term that could be cancelled at any time, given one month’s notice by either party. The Company’s monthly rent expense associated with this agreement was approximately $1,800. This headquarters lease was in the name of the Company’s Chief Executive Officer, and the cost was reimbursed monthly to CEO until January 31, 2024 when the Company terminated the month-to-month lease, and entered into a new lease in name of the Company with the same landlord. The new lease commenced on February 1, 2024, for initial period of 3 years. The Company performed an assessment and concluded that amount of operating lease right-of-use, or ROU assets was below the Company’s capitalization thresholds set in accordance with ASC 842. For the year ended December 31, 2025 and 2024, rent was approximately $22,200 and $21,000, respectively.

Professional Services Agreement

On August 12, 2025, the Company has entered into an agreement with an independent contractor to perform certain services related to development and enhancement of the HeartBeam 12-lead ECG patch. As per terms of the agreement, the Company will pay the contractor approximately $0.7 million for these services. For the year ended, December 31, 2025, the Company has expensed $0.7 million based on actual services performed by the contractor and accrued liability balance of $0.6 million as of December 31, 2025. As of December 31, 2025, the Company has a remaining commitment of $0.6 million.

NOTE 8 - INCOME TAX

For financial reporting purposes, the net pre-tax book income and/or loss for the U.S. and foreign entities, in the aggregate, was:

	2025	2024

United States	$(21,015,000)	$(19,448,000)
Foreign	—	—
Total	(21,015,000)	(19,448,000)

Income tax expense consisted of the following for the years ended December 31, 2025 and December 31, 2024:

	2025	2024

Current
Federal	$-	$-
State	-	-
Foreign	-	-
Subtotal	-	-

Deferred
Federal	$-	$-
State	-	-
Foreign	-	-
Subtotal	-	-

Total	$-	$-

Supplemental disclosure of cash paid during the period for income taxes (net of refunds received) is as follows:

	2025	2024

Arizona	$—	$—
California	—	—
New Jersey	—	—
Total cash paid for income taxes (net of refunds)	—	—

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, 2025 and December 31, 2024 is as follows:

	For the Years ended December 31,
	2025
U.S. federal statutory tax rate	(4,412,600)	21.00%

State and local income taxes, net of federal income tax effect	—	—%
Tax credits	(403,400)	1.92%
Changes in valuation allowances	4,246,200	(20.21)%

Nontaxable or nondeductible items
Other	106,800	(0.50)%

Changes in unrecognized tax benefits	—	—%

Other adjustments
Stock-based compensation	447,200	(2.13)%
Other	15,800	(0.08)%

Effective income tax rate	—	—%

	For the Years ended December 31,
	2024
Computed “expected” tax benefit	(4,100,000)	21.00%

Increase (reduction) in income taxes resulting from):
State tax, net of federal benefit	—	—%
Permanent items	4,400	(0.02)%
Stock-based compensation	—	—
Research and development credits	(156,900)	0.80%
Deferred True-up	417,100	(2.14)%
Other	—	—
Change in valuation allowance	(3,835,400)	19.64%

Total	—	—%

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024:

	2025	2024
Deferred tax assets (liabilities):
Net operating loss carryforwards	$11,132,100	$7,479,400
Research and Development Credits	1,349,800	776,000
Accrued Expenses	275,000	183,400
Stock based compensation	1,456,400	1,022,200
Capitalized Research and Development Expenditures	3,188,000	3,468,300
Total deferred tax assets	17,401,300	12,929,300
Valuation Allowance	(17,378,400)	(12,927,600)
Total Deferred Tax Liability	(22,900)	(1,700)
Net Deferred Tax Assets	—	—

Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,450,800 for the period ended December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

The OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and the Base-erosion Anti-abuse Tax (“BEAT”) effective for tax years starting after December 31, 2025. The tax rate on GILTI, now renamed to Net CFC Tested Income (“NCTI”), is now 12.6%. The FDII rules, now renamed to Foreign Derived Deduction Eligible Income (“FDDEI”), now carry a 14% tax rate on FDDEI eligible income. The OBBB Act increases the BEAT rate from 10% to 10.5%.

As of December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $46.9 million and $18.4 million respectively. Federal net operating loss carryforwards in the amount of $2.4 million begin expiring in 2035. Federal net operating loss carryforwards in the amount of $44.5 million have an indefinite life. Federal NOL carryforwards generated after tax year 2021 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely. State net operating loss carryforwards in the amount of $18.4 million begin expiring in 2035 and approximately $0.0 thousand have an indefinite life.

The Company has federal R&D credit carryforwards of approximately $1,417,700 which will begin to expire in 2041 and California R&D credit carryforwards of approximately $646,400 which do not expire.

The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from inception to the present in the U.S. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

As required by the uncertain tax position guidance in ASC No. 740, Income Tax the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC No. 740, Accounting for Income to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision. As of the December 31, 2025, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.