Form 10-Q
period 2026-03-31
HeartBeam, Inc.
filed 2026-05-13
CIK 1779372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of May 11, 2026 was 55,506,835.

HEARTBEAM, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 12, 2026. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

HEARTBEAM, INC.

Condensed Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$2,039	$4,380
Prepaid expenses and other current assets	263	202
Inventory	133	103
Total Current Assets	2,435	4,685

Property and equipment, net	1,438	1,102
Other assets	56	56
Total Assets	$3,929	$5,843

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable (includes related party $0 and $5, respectively)	$747	$1,053
Accrued expenses (includes related party $15 and $0, respectively)	2,547	2,187
Total Current Liabilities	3,294	3,240

Total Liabilities	3,294	3,240

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 authorized; 0 shares outstanding at March 31, 2026 and December 31, 2025	$—	$—
Common stock - $0.0001 par value 100,000,000 shares authorized; 41,131,835 and 40,117,404 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid in capital	82,619	79,887
Accumulated deficit	(81,988)	(77,288)
Total Stockholders’ Equity	635	2,603

Total Liabilities and Stockholders’ Equity	$3,929	$5,843

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2026	2025
Operating Expenses:
Selling, general and administrative	$2,346	$2,012
Research and development	2,370	3,492
Total operating expenses	4,716	5,504

Loss from operations	(4,716)	(5,504)

Other Income and (Expense)
Interest income	$16	$20
Total other income	16	20

Loss before provision for income taxes	(4,700)	(5,484)

Income tax provision	—	—

Net Loss	$(4,700)	$(5,484)

Net loss per share, basic and diluted	$(0.12)	$(0.18)

Weighted average common shares outstanding, basic and diluted	40,588,385	30,378,751

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Three months ended March 31, 2026
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2026	40,117,404	$4	$79,887	$(77,288)	$2,603
Stock based compensation expense	—	—	1,217	—	1,217
Sale of Common Stock under ATM, net of issuance costs	970,467	—	1,515	—	1,515
Stock issuance upon vesting of restricted stock units	43,964	—	—	—	—
Net loss	—	—	—	(4,700)	(4,700)
Balance – March 31, 2026	41,131,835	$4	$82,619	$(81,988)	$635

Three months ended March 31, 2025
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2025	26,960,901	$3	$57,924	$(56,273)	$1,654
Stock based compensation expense	—	—	1,109	—	1,109
Sale of Common Stock, net of issuance costs	6,746,386	—	10,250	—	10,250
Stock issuance upon exercise of stock options	27,261	—	—	—	—
Net loss	—	—	—	(5,484)	(5,484)
Balance – March 31, 2025	33,734,548	$3	$69,283	$(61,757)	$7,529

HEARTBEAM, INC.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(4,700)	$(5,484)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	24	7
Stock based compensation expense	1,217	1,109
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(61)	(65)
Inventory	(30)	—
Accounts payable and accrued expenses	(60)	(44)
Net cash used in operating activities	(3,610)	(4,477)

Cash Flows From Investing Activities
Purchase of property and equipment	(246)	—
Purchase of short-term investments	—	(3,760)
Net cash used in investing activities	(246)	(3,760)

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	—	10,250
Proceeds from sale of equity under ATM, net of issuance costs	1,515	—
Net cash provided by financing activities	1,515	10,250

Net (decrease) in cash and restricted cash	(2,341)	2,013
Cash, cash equivalents and restricted cash – Beginning of period	4,436	2,433

Cash, cash equivalents and restricted cash – Ending of period	$2,095	$4,446

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,039	$4,390
Restricted cash (included in other assets)	56	56
Total cash, cash equivalents and restricted cash	$2,095	$4,446

Supplemental Disclosures of Cash Flow Information:
Purchase of property and equipment in accounts payable	$114	$2
Taxes paid	$—	$—

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

HeartBeam, Inc. (“HeartBeam” or the “Company”) is a medical technology company focused on transforming cardiac care through the power of personalized insights. The Company’s aim is to deliver innovative, higher resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. The Company’s ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of a proprietary and patented technology platform that allows the collection of the heart’s electrical activity from three dimensions and synthesize a 12-Lead (“12L”) ECG from these signals.

The Company has validated this technology and has received U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products. HeartBeam’s credit card sized 3D ECG technology received FDA clearance for arrhythmia assessment in December 2024 and the 12-Lead ECG synthesis software received FDA clearance in December 2025. During the three months ended March 31, 2025 and March 31, 2026, the HeartBeam System did not generate any revenue.

The Company was incorporated in 2015 as a Delaware corporation. The Company operates as one segment and its operations are based in Santa Clara, California.

NOTE 2 – GOING CONCERN AND OTHER UNCERTAINTIES

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of March 31, 2026, the Company has cash and cash equivalents of approximately $2.0 million. Refer to Note-9 Subsequent Event section for details on recent financing completed by the Company.

Based on the current business plan assumptions, existing financing arrangements and expected cash burn rate, the Company believes that its existing liquidity is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Therefore, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings or strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations as the Company expects no material commercial revenue in 2026. During the period, there were 970,467 shares issued under the At-the-Market (ATM) sales agreement with net proceeds amounting to $1.5 million.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying condensed unaudited financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 12, 2026 (“2025 Annual Report”).

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. As of March 31, 2026, the Company has $2.0 million held as cash and cash equivalents, of which $0.6 million was held as cash equivalents. As of December 31, 2025, the Company had $4.4 million held as cash and cash equivalents, of which $0.1 million was held as cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of March 31, 2026 and December 31, 2025. The Company has made a deposit to the bank for their credit cards in the amount of $56,000 and $56,000 and is classified as restricted cash included in other assets as of March 31, 2026, and December 31, 2025, respectively.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2026 and 2025 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. Penny options of 113,809 and 135,262 have been included in the calculation of weighted average basic and diluted earnings per share for the three months ended March 31, 2026 and March 31, 2025, respectively.

The following is a summary of awards outstanding as of March 31, 2026 and 2025, which are not included in the computation of basic and diluted weighted average shares:

	Three months ended March 31,
	2026	2025
Stock options (excluding exercisable penny stock options)	9,865,643	7,036,576
Restricted stock units	501,488	283,411
Warrants	5,827,035	5,827,031
Total	16,194,166	13,147,018

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

	Three months ended March 31,
(in thousands)	2026	2025
Employee expenses	$2,862	$3,039
Research and Development (excluding employee expenses):
Consulting and professional fees	410	310
Clinical study expenses	143	110
Product development	112	709
Other*	290	304
Total Research and development expense	$955	$1,433
Selling, general and administrative expense (excluding employee expenses):
Selling, general and administrative expenses	614	735
Commercialization readiness expenses	285	297
Total Selling, general and administrative expense	899	1,032
Total operating expenses	$4,716	$5,504

* Other primarily includes patent, software, product testing and other miscellaneous expenses for the three months ended March 31, 2026 and 2025.

NOTE 4 – BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net as of three months ended March 31, 2026 and the year ended December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025

Tools	$1,233	$523
Computer hardware and software	276	626
Property and equipment, gross	1,509	1,149
Less: accumulated depreciation	(71)	(47)
Property and equipment, net	$1,438	$1,102

Depreciation was $24,400 and $7,500 for the three months ended March 31, 2026 and March 31, 2025, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2026, there were 970,467 shares issued under the ATM with net proceeds amounting to $1.5 million.

WARRANTS

The following is a summary of warrant activity during the three months ended March 31, 2026:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2025	5,827,035	$4.42	1.66	$1,057
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable – March 31, 2026	5,827,035	$4.42	1.42	$—

NOTE 6 – STOCK-BASED COMPENSATION

STOCK OPTIONS

The following is a summary of stock option activity during the three months ended March 31, 2026:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding – December 31, 2025	9,119,589	$2.15	7.85	$4,305
Options granted	859,863	1.45
Options exercised	—	—
Options cancelled	—	—
Outstanding – March 31, 2026	9,979,452	$2.09	7.79	$351
Exercisable – March 31, 2026	5,882,959	2.21	7.14	324

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the three months ended March 31, 2026 and 2025, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Three months ended March 31,
	2026	2025
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	111.82% - 111.87%	111.06% - 116.28%
Expected term (in years)	5.25 - 6.08	5.00 - 6.08
Risk-free rate	3.76% - 3.96%	4.34% - 4.41%
Expected dividend yield	—	—
Weighted average grant date fair value per share	$1.17 - $1.23	$1.85- $1.99

RESTRICTED STOCK UNITS

The following is a summary of RSU’s awards activity during the three months ended March 31, 2026:

	Three months ended March 31, 2026
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	457,522	$1.30
Shares granted	87,930	$1.43
Shares vested	(43,964)	$1.43
Non-vested at the end of period	501,488	$1.31

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense (rounded):

	Three months ended March 31,
	2026	2025
Selling, general and administrative
Stock option expense	$569,000	$207,000
RSU expense	209,000	146,000
Total Selling, general and administrative expense	778,000	353,000
Research and development
Stock option expense	439,000	747,000
RSU expense	—	9,000
Total research and development expense	439,000	756,000
Total Stock Based Compensation Expense	$1,217,000	$1,109,000

As of March 31, 2026, total compensation cost not yet recognized related to unvested stock options and unvested RSUs was approximately $6.0 million and $0.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.3 years and 0.27 years, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

In April 2024, the Company entered into a consulting agreement with one of the independent Board of Directors to provide business development consulting services. For these consulting services, the Company agreed to pay $5,000 per month as remuneration and granted 70,000 options to vest over a period of 36 months. During the three months ended March 31, 2026 and March 31, 2025, the Company recognized $25,400 and $25,400, respectively related to these consulting services, which includes stock based compensation expense of $10,400 and $10,400, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in certain claims and litigation arising out of the ordinary course and conduct of business. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome.

Professional Services Agreement

On August 12, 2025, the Company has entered into an agreement with an independent contractor to perform certain services related to development and enhancement of the HeartBeam 12-lead ECG patch. Further on January 14, 2026, the Company entered into an addendum to the original agreement for further services. As per terms of the agreement, the Company will pay the contractor approximately $0.8 million for these services. For the three months ended, March 31, 2026, the Company has expensed $0.1 million based on actual services performed by the contractor and accrued liability balance of $0.4 million as of March 31, 2026. As of March 31, 2026, the Company has no more remaining committed amounts with this independent contractor.

NOTE 9 - SUBSEQUENT EVENTS

On April 14, 2026, the Company entered into an underwriting agreement to consummate an offering of 12,500,000 shares of common stock for gross proceeds of $10.0 million, before deducting underwriting discounts, commissions, and offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,875,000 shares to cover overallotments.

The offering closed on April 16, 2026. The Company received approximately $10.0 million in gross proceeds from the offering, before deducting underwriting discounts, commissions and offering expenses. In addition, on May 7, 2026, the underwriter exercised its overallotment in full, resulting in 1,875,000 shares of common stock for $1.5 million in gross proceeds.

After giving effect to the exercise of the over-allotment option, the Company sold an aggregate of 14,375,000 common shares for gross proceeds of approximately $11.5 million, before deducting underwriting discounts, commissions, and offering expenses.

Members of the Company’s board and executive leadership participated in the offering, purchasing an aggregate of $1.0 million of shares.

As part of the agreement, the Company agreed to issue to the underwriter, or its designees, warrants to purchase a number of shares of common stock equal to 5% of the total number of shares sold in the offering. The underwriter warrants are exercisable immediately upon issuance, in whole or in part, and will expire on the five-year anniversary of the underwriting agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our condensed unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the 2025 Form 10-K. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2025 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview

Company Overview

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

We believe our products (“Products” or “Product”) and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payers, and will also address the rapidly growing field of ambulatory cardiac monitoring. As part of our long-term vision, we believe that we are uniquely positioned to play a central role in high-risk Coronary Artery Disease (“CAD”) monitoring, given positive, proof-of-concept data from the initial feasibility studies that demonstrated comparable performance of the HeartBeam System and the standard 12L ECG in ischemia detection. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”). Additionally, our unique portable form-factor will make high-fidelity insights easily accessible, wherever patients are, compared to a standard 12L ECG, which is typically limited to a healthcare setting, working in synergy with standard of care to expedite diagnosis and appropriate intervention.

Our initial product and service offering is the HeartBeam System. The HeartBeam System is the first U.S. Food and Drug Administration (“FDA”) cleared cable-free, ambulatory synthesized 12L ECG that captures the heart’s electrical signals from three dimensions for high-fidelity data collection and advanced diagnostics for arrhythmia assessment. The HeartBeam System is comprised of a credit card sized 3D ECG recording device, a patient application, a physician portal, and powerful cloud-based algorithms. Unlike any single-lead or 6-lead consumer device, HeartBeam’s patented cable-free, 3D technology captures the heart’s electrical signals in three non-coplanar dimensions and synthesizes them into a familiar 12L ECG display, using a personalized transformation matrix. This allows patients to obtain a 12L ECG reading for their arrhythmia from the comfort of home, or wherever they happen to be, representing a new level of convenience and peace of mind. The synthesized 12-lead ECG is promptly reviewed by an on-demand, board-certified cardiologist for arrhythmia assessment.

HeartBeam’s credit card sized 3D ECG technology received FDA clearance for arrhythmia assessment in December 2024 and the additional 12-Lead ECG synthesis software received FDA clearance for arrhythmia assessment in December 2025. During the three months ended March 31, 2025 and March 31, 2026, the HeartBeam System did not generate any revenue.

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
o
In March 2026, the Company announced ClearCardio as its first commercial customer. ClearCardio is a leading preventive cardiology practice that has served thousands of patients through advanced heart health screening and personalized prevention programs. The partnership includes an initial staged rollout to ensure a seamless patient and physician experience and plans for broader expansion to thousands of highly engaged members across multiple U.S. geographies. The initial agreement with ClearCardio is structured as a Letter of Intent (LOI), outlining the commercial terms and a collaborative rollout plan, including a subscription fee per patient. During the initial deployment phase, HeartBeam and ClearCardio intend to negotiate and execute a definitive agreement.

•
Heart Attack Detection: We are pursuing an expansion of our cleared indications for heart attack detection, supported by compelling proof-of-concept data and representing a major expansion opportunity to tens of millions of patients in the U.S.
o
In March 2026, the Company announced it enrolled the first patients in the ALIGN-ACS pilot study. The ALIGN-ACS pilot study is designed to enroll approximately 100 patients presenting with chest pain in the emergency room (ER). Patients will be evaluated with both a standard 12-lead ECG and the HeartBeam device, and both results will be compared with each patient’s final diagnosis at discharge. Two sites are currently actively enrolling patients, with enrollment completion expected in Q3 2026. The pilot study will be instrumental in designing a pivotal study and informing discussions with the FDA.
•
Extended Wear Patch: We are making significant advancements with an on-demand 12L ECG extended wear monitor. The Company has developed a working prototype of its novel 12L patch, which has the potential to be a best-in-class offering in an existing multi-billion-dollar market with reimbursement.
o
In March 2026, the Company unveiled the working prototype of the 12L patch. In addition to working just like existing patches and continually recording a patient’s heart rhythms with a single lead, HeartBeam’s patch has the ability to record an on-demand 12-Lead ECG by simply placing two fingers on the front of the device. We believe that this 12L patch can disrupt the Ambulatory Cardiac Monitoring market, a $2B revenue market with established reimbursement, that consists of the long-term continuous monitor and mobile cardiac telemetry or MCT segments.
o
In May 2026, the Company initiated a Pilot Study, representing a significant step in the clinical and regulatory pathway for the 12L patch.
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
o
In March 2026, the Company and the Icahn School of Medicine at Mount Sinai in New York (“Mount Sinai”) entered into strategic AI collaboration to bring clinical-grade heart monitoring into the home. This collaboration will aim to accelerate development of personalized cardiac AI on the HeartBeam platform for wellness and clinical applications, including assessing heart attack risk. It combines Mount Sinai’s world-class AI and clinical expertise with HeartBeam’s groundbreaking 3D ECG signal collection technology. The partnership marks a significant milestone in the Company’s long-term strategy to build an ecosystem around its platform and strengthen its leadership in AI-enabled cardiac monitoring.

As of March 31, 2026, we had 17 employees. In January 2026, the Company hired a Chief Commercial Officer, Bryan Humbarger. Mr. Humbarger brings more than 25 years of experience in building and scaling groundbreaking cardiovascular technologies. While initially focused on launching the Company’s FDA-cleared 12L system for arrhythmia assessment, he will lead the Company’s broader commercialization strategy across key growth initiatives, including heart attack detection and the 12L ECG extended wear patch.

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

Recent Developments

Commercial Launch

On May 7, 2026, the Company announced a commercial agreement with Atelier Health, a premier concierge medical practice led by physicians affiliated with Cedars-Sinai Medical Center. The addition of Beverly Hills-based Atelier Health expands HeartBeam’s commercial footprint across four targeted launch markets – New York metro, Dallas, South Florida, and Southern California – completing an initial geographic footprint to advance the Company’s scalable go-to-market strategy in concierge and preventive cardiology.

The collaboration underscores HeartBeam’s positioning within the high-value direct pay healthcare segment where adoption of innovative technologies can occur more rapidly and patients are seeking proactive cardiac insights tailored to their individual risk profiles.

Through its recently announced partnership with ClearCardio™, the Company has also established its initial presence in New York metro, Dallas, and South Florida. Atelier Health extends the network to Southern California, establishing HeartBeam’s initial commercial footprint across its targeted launch markets and providing a foundation for broader national expansion.

The initial agreement with Atelier Health is structured as a Letter of Intent (LOI), outlining the commercial terms and a collaborative rollout plan, including a subscription fee per patient. During the initial deployment phase, HeartBeam and Atelier Health intend to negotiate and execute a definitive agreement.

Pilot Study of First On-Demand 12-Lead ECG Patch to Detect Ischemia Outside the Clinic

On May 11, 2026, the Company announced the initiation of a pilot study evaluating its novel on-demand 12-lead ECG patch in patients with suspected coronary artery disease. The study is being conducted at two leading hospitals in Belgrade, Serbia. The initiation of the pilot study represents a significant step in the development of the HeartBeam patch which has the potential to disrupt the long-term continuous monitor and mobile cardiac telemetry (MCT) markets.

The pilot study will enroll approximately 50 patients with a high risk of coronary artery disease whose resting ECGs show no evidence of ischemia. Each participant will undergo exercise stress testing, a standard diagnostic procedure used to identify ischemic changes. Immediately following exercise, patients will activate the HeartBeam patch to generate a synthesized 12-lead ECG, which will be compared directly with a standard 12-lead ECG recorded at the same time. The results will help inform the Company’s broader regulatory strategy for the HeartBeam patch.

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

In the United States, the Company also has eleven (11) additional pending patent applications. Outside the United States, the Company has twenty-two (22) pending patent applications in jurisdictions including Canada, China, the European Union, Japan, South Korea, and Australia.

The issued patents are expected to expire between April 11, 2036, and April 21, 2042. The pending applications, regardless of publication status, are projected to expire between April 11, 2036, and February 20, 2045.

Over the course of 2025 and into early 2026, we were granted a total of eight (8) new patents relating to our compact, mobile three-lead cardiac monitoring technologies and automated diagnostics, methods for atrial fibrillation detection, photoplethysmogram data analysis and presentation, and electrocardiogram patch devices and methods. These patents significantly strengthen HeartBeam’s intellectual property position surrounding its credit card–sized ECG device, reinforcing both the defensive and offensive moats around the company’s core technology. They also expand the application of risk-based diagnostic algorithms across HeartBeam’s wearable device portfolio and cover methods for automatically assessing a patient’s risk of an acute cardiac event by evaluating clinical risk factors and generating a diagnostic report.

In addition, HeartBeam continues to expand its intellectual property portfolio and filed two (2) non-provisional, two (2) provisional and three (3) continuing patent applications throughout 2025, further strengthening the protection of its proprietary technologies.

April Underwritten Offering

On April 14, 2026, the Company entered into an underwriting agreement to consummate an offering of 12,500,000 shares of common stock for gross proceeds of $10.0 million, before deducting underwriting discounts, commissions, and offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,875,000 shares to cover overallotments.

The offering closed on April 16, 2026. The Company received approximately $10.0 million in gross proceeds from the offering, before deducting underwriting discounts, commissions and offering expenses. In addition, on May 7, 2026, the underwriter exercised its overallotment in full, resulting in 1,875,000 shares of common stock for $1.5 million in gross proceeds.

After giving effect to the exercise of the over-allotment option, the Company sold an aggregate of 14,375,000 common shares for gross proceeds of approximately $11.5 million, before deducting underwriting discounts, commissions, and offering expenses.

Results of Operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For three months ended March 31
	2026	2025	Change	% Change
	(In thousands, except percentages)
Operating expenses:
Selling, general and administrative	$2,346	$2,012	$334	17%
Research and development	2,370	3,492	(1,122)	(32)%
Total operating expenses	4,716	5,504	(788)	(14)%

Loss from operations	(4,716)	(5,504)	788	(14)%

Interest income	16	20	(4)	(20)%
Total other income	16	20	(4)	(20)%

Income tax provision	—	—	—	—
Net loss	$(4,700)	$(5,484)	$784	(14)%

Summary of Statements of Operations for the three months ended March 31, 2026 compared with the three months ended March 31, 2025:

Selling, General and administrative (“SG&A”) expenses increased by approximately $0.3 million or 17% during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in SG&A expense is primarily related to non-cash stock-based compensation expense amounting to $0.4 million driven by additional awards granted since March 31, 2025, $0.1 million related to sales team expenses related to our commercialization efforts, partially offset by a decrease in cash based fees for directors of $0.1 million and a decrease of $0.1 million related to overall reduction of G&A overhead.

Research and development expenses (“R&D”) expenses decreased by approximately $1.1 million or 32% during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease in R&D expense is primarily related to a decrease in product development and consulting expenses of $0.5 million related to the development of the HeartBeam System, decrease of headcount related costs of $0.3 million during 2025 and decrease of non-cash stock-based compensation expense amounting to $0.3 million resulting from the full vesting of milestone awards as of December 31, 2025.

Other income is related to interest income. The decrease is primarily driven cash by used in operations.

Liquidity and Capital Resources

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting capital resources to R&D for the development of software and hardware products and to sales & marketing for the limited launch and commercial strategy of our HeartBeam system.

As of March 31, 2026, we had approximately $2.0 million in cash and cash equivalents, a decrease of $2.4 million from $4.4 million as of December 31, 2025. Subsequent to March 31, 2026, we have raised gross proceeds of $11.5 million from the underwritten offering. Based on our current business plan assumptions and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the prior corresponding period ending March 31, 2025, we had approximately $4.4 million in cash and cash equivalents, an increase of $2.0 million from $2.4 million as of December 31, 2024. In addition, the Company held short-term investments of $3.8 million as treasury securities at the balance sheet date. When combined with cash and cash equivalents of $4.4 million, the balance for the Company as of March 31, 2025 was $8.2 million.

Our cash is as follows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,039	$4,380

Cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(3,610)	$(4,477)
Net cash used in investing activities	(246)	(3,760)
Net cash provided by financing activities	1,515	10,250

Operating Activities:

Net cash used in our operating activities of $3.6 million during the three months ended March 31, 2026 is primarily due to our net loss of $4.7 million less $1.3 million in non-cash expenses and $0.2 million of net changes in operating assets and liabilities.

Net cash used in our operating activities of $4.5 million during the three months ended March 31, 2025, is primarily due to our net loss of $5.5 million less $1.1 million in non-cash expenses and $0.1 million of net changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities during the three months ended March 31, 2026, of $0.2 million is from the purchase of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2025, of $3.8 million is from the purchase of short-term investments.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities of $1.5 million is primarily from net proceeds from sale of common stock under ATM, net of issuance costs.

During the three months ended March 31, 2025, net cash provided by financing activities of $10.3 million is primarily from net proceeds from sale of common stock, net of issuance costs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Annual Report.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2026. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
1.1

Underwriting Agreement dated April 16, 2026, by and between HeartBeam, Inc. and Titan Partners Group LLC (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K statement filed April 16, 2026)

3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015 (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed September 7, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed September 9, 2021)
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021 (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 filed October 4, 2021)
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K filed November 17, 2022)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K statement filed April 16, 2026)
10.1	Third Amendment to the HeartBeam, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 16, 2025)
10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K statement filed April 16, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
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

HEARTBEAM, INC.

	By:	/s/ Robert Eno
	Name:	Robert Eno
	Title:	Chief Executive Officer
Dated: May 13, 2026		(Principal Executive Officer)

	By:	/s/ Timothy Cruickshank
	Name:	Timothy Cruickshank
	Title:	Chief Financial Officer
Dated: May 13, 2026		(Principal Financial and Accounting Officer)