Form 10-Q
period 2026-06-30
HeartBeam, Inc.
filed 2026-08-13
CIK 1779372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of shares of common stock outstanding as of August 11, 2026 was 56,349,171.

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

Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

HEARTBEAM, INC.

Condensed Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$8,722	$4,380
Prepaid expenses and other current assets	164	202
Inventory	110	103
Total Current Assets	8,996	4,685

Property and equipment, net	1,584	1,102
Other assets	57	56
Total Assets	$10,637	$5,843

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable (includes related party $0 and $5 respectively)	$608	$1,053
Accrued expenses (includes related party $5 and $0, respectively)	1,852	2,187
Total Current Liabilities	2,460	3,240

Total Liabilities	2,460	3,240

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 authorized; 0 shares outstanding at June 30, 2026 and December 31, 2025	$—	$—
Common stock - $0.0001 par value 100,000,000 shares authorized; 56,349,171 and 40,117,404 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6	4
Additional paid in capital	95,198	79,887
Accumulated deficit	(87,027)	(77,288)
Total Stockholders’ Equity	8,177	2,603

Total Liabilities and Stockholders’ Equity	$10,637	$5,843

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating Expenses:
Selling, general and administrative	$2,764	$1,711	$5,110	$3,720
Research and development	2,328	3,326	4,698	6,818
Total operating expenses	5,092	5,037	9,808	10,538
Loss from operations	(5,092)	(5,037)	(9,808)	(10,538)
Other Income and (Expense)
Interest income	53	63	69	80
Total other income	53	63	69	80
Loss before provision for income taxes	(5,039)	(4,974)	(9,739)	(10,458)
Income tax provision	—	—	—	—
Net Loss	$(5,039)	$(4,974)	$(9,739)	$(10,458)
Net loss per share, basic and diluted	$(0.10)	$(0.15)	$(0.21)	$(0.32)
Weighted average common shares outstanding, basic and diluted	52,774,898	33,834,950	46,715,063	32,184,025

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Three months ended June 30, 2026
	Common		Additional		Total
	Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - April 1, 2026	41,131,835	$4	$82,619	$(81,988)	$635
Stock based compensation expense	—	—	1,701	—	1,701
Sale of Common Stock, net of issuance costs	14,375,000	2	10,263	—	10,265
Stock issuance upon exercise of stock options	35,000	—	10	—	10
Stock issuance upon vesting of restricted stock units	694,976	—	505	—	505
Stock issuance for services	112,360	—	100	—	100
Net loss	—	—	—	(5,039)	(5,039)
Balance – June 30, 2026	56,349,171	$6	$95,198	$(87,027)	$8,177

Three months ended June 30, 2025
	Common		Additional		Total
	Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - April 1, 2025	33,734,548	$3	$69,283	$(61,757)	$7,529
Stock based compensation expense	—	—	1,177	—	1,177
Sale of Common Stock under ATM, net of issuance costs	284,338	1	449	—	450
Stock issuance upon exercise of stock options	1,454	—	—	—	—
Net loss	—	—	—	(4,974)	(4,974)
Balance – June 30, 2025	34,020,340	$4	$70,909	$(66,731)	$4,182

HEARTBEAM, INC.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Six months ended June 30, 2026
	Common		Additional		Total
	Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2026	40,117,404	$4	$79,887	$(77,288)	$2,603
Stock based compensation expense	—	—	2,918	—	2,918
Sale of Common Stock, net of issuance costs	14,375,000	2	10,263	—	10,265
Sale of Common Stock under ATM, net of issuance costs	970,467	—	1,515	—	1,515
Stock issuance upon exercise of stock options	35,000	—	10	—	10
Stock issuance upon vesting of restricted stock units	738,940	—	505	—	505
Stock issuance for services	112,360		100	—	100
Net loss	—	—	—	(9,739)	(9,739)
Balance - June 30, 2026	56,349,171	$6	$95,198	$(87,027)	$8,177

Six months ended June 30, 2025
	Common		Additional		Total
	Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2025	26,960,901	$3	$57,924	$(56,273)	$1,654
Stock based compensation expense	—	—	2,286	—	2,286
Sale of Common Stock, net of issuance costs	6,746,386	—	10,250	—	10,250
Sale of Common Stock under ATM, net of issuance costs	284,338	1	449	—	450
Stock issuance upon exercise of stock options	28,715	—	—	—	—
Net loss	—	—	—	(10,458)	(10,458)
Balance – June 30, 2025	34,020,340	$4	$70,909	$(66,731)	$4,182

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(9,739)	$(10,458)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	81	15
Stock based compensation expense	2,918	2,286
Stock issuance upon vesting of restricted stock units	505	—
Stock issuance for services	100	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	38	85
Inventory	(7)	—
Accounts payable and accrued expenses	(848)	150
Net cash used in operating activities	(6,952)	(7,922)

Cash Flows From Investing Activities
Purchase of property and equipment	(495)	(102)
Purchase of short-term investments	—	(3,760)
Maturities of short-term investments	—	1,963
Net cash used in investing activities	(495)	(1,899)

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	10,265	10,250
Proceeds from sale of equity under ATM, net of issuance costs	1,515	450
Proceeds from exercise of stock options	10	—
Net cash provided by financing activities	11,790	10,700

Net increase in cash and restricted cash	4,343	879
Cash, cash equivalents and restricted cash – Beginning of period	4,436	2,433

Cash, cash equivalents and restricted cash – Ending of period	$8,779	$3,312

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8,722	$3,256
Restricted cash (included in other assets)	57	56
Total cash, cash equivalents and restricted cash	$8,779	$3,312

Supplemental Disclosures of Cash Flow Information:
Purchase of property and equipment in accounts payable	$68	$27
Taxes paid	$—	$—

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

The Company has validated this technology and has received U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products. HeartBeam’s credit card sized 3D ECG technology received FDA clearance for arrhythmia assessment in December 2024 and the 12-Lead ECG synthesis software received FDA clearance in December 2025. During the three and six months ended June 30, 2026 and June 30, 2025, the HeartBeam System did not generate any revenue.

The Company was incorporated in 2015 as a Delaware corporation. The Company operates as one segment and its operations are based in Santa Clara, California.

NOTE 2 – GOING CONCERN AND OTHER UNCERTAINTIES

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of June 30, 2026, the Company has cash and cash equivalents of approximately $8.7 million.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. As of June 30, 2026, the Company has $8.7 million held as cash and cash equivalents, of which $7.7 million was held as cash equivalents. As of December 31, 2025, the Company had $4.4 million held as cash and cash equivalents, of which $0.1 million was held as cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of June 30, 2026 and December 31, 2025. The Company has made a deposit to the bank for their credit cards in the amount of $57,000 and $56,000 and is classified as restricted cash included in other assets as of June 30, 2026, and December 31, 2025, respectively.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2026 and 2025 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. Penny options of 113,809 and 133,808 have been included in the calculation of weighted average basic and diluted earnings per share for the three and six months ended June 30, 2026 and June 30, 2025, respectively.

The following is a summary of awards outstanding as of June 30, 2026 and 2025, which are not included in the computation of basic and diluted weighted average shares:

	Three and six months ended June 30,
	2026	2025
Stock options (excluding exercisable penny stock options)	9,883,389	8,831,326
Restricted stock units	397,039	283,411
Warrants	6,545,785	5,827,031
Performance restricted stock units	2,800,000	—
Total	19,626,213	14,941,768

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Employee expenses	$3,385	$2,833	$6,247	$5,872
Research and Development (excluding employee expenses):
Consulting and professional fees	405	452	872	868
Clinical study expenses	173	7	259	11
Product development	91	647	203	1,356
Other*	298	335	588	638
Total Research and development expense	$967	$1,441	$1,922	$2,873
Selling, general and administrative expense (excluding employee expenses):
Selling, general and administrative expenses	443	592	1,057	1,325
Commercialization readiness expenses	297	171	582	468
Total Selling, general and administrative expense	740	763	1,639	1,793
Total operating expenses	$5,092	$5,037	$9,808	$10,538

* Other primarily includes patent, software, product testing and other miscellaneous expenses for the three and six months ended June 30, 2026 and 2025.

NOTE 4 – BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net as of six months ended June 30, 2026 and the year ended December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025

Tools	$1,233	$523
Computer hardware and software	480	626
Property and equipment, gross	1,713	1,149
Less: accumulated depreciation	(129)	(47)
Property and equipment, net	$1,584	$1,102

Depreciation expense was $56,800 and $7,500 for the three months ended June 30, 2026 and June 30, 2025, respectively.

Depreciation expense was $81,200 and $15,000 for the six months ended June 30, 2026 and June 30, 2025, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

COMMON STOCK

During the six months ended June 30, 2026, there were 970,467 shares issued under the ATM with net proceeds amounting to $1.5 million.

On April 14, 2026, the Company entered into an underwriting agreement to consummate an offering of 12,500,000 shares of common stock for gross proceeds of $10.0 million, before deducting underwriting discounts, commissions, and offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,875,000 shares to cover overallotments.

The offering closed on April 16, 2026. The Company received approximately $10.0 million in gross proceeds from the offering, before deducting underwriting discounts, commissions and offering expenses. In addition, on May 7, 2026, the underwriter exercised its overallotment in full, resulting in 1,875,000 shares of common stock for $1.5 million in gross proceeds. After giving effect to the exercise of the over-allotment option, the Company sold an aggregate of 14,375,000 common shares for gross proceeds of approximately $11.5 million, before deducting underwriting discounts, commissions, and offering expenses. This equated to approximately $10.3 million in net proceeds from the offering after deducting commissions and other estimated offering expenses amounting to approximately $1.2 million payable by the Company. Members of the Company’s board and executive leadership participated in the offering, purchasing an aggregate of $1.0 million of shares.

As part of the agreement, the Company agreed to issue to the underwriter, or its designees, warrants to purchase a number of shares of common stock equal to 5% of the total number of shares sold in the offering. The underwriter warrants are exercisable immediately upon issuance, in whole or in part, and will expire on the five-year anniversary of the underwriting agreement.

WARRANTS

As part of the offering on April 14, 2026, on May 7, 2026, the Company issued 718,750 placement agent underwriter warrants to purchase shares of common stock sold in the offering, with an exercise price of $0.92 per share and are exercisable for five years from the date of issuance. The Company performed an assessment and accounted for these warrant instruments in conjunction with the Company’s common stock in permanent equity. These warrants are indexed to the Company’s stock and meet the requirements of equity classification as prescribed under ASC 815. These warrants classified as equity are initially measured at fair value of $0.7 million treated as offering cost, which is recorded as additional paid in capital, and subsequent changes in fair value are not recognized so long as the warrants continue to be classified as equity. The Company used a weighted-average exercise price of $0.92, expected term of 5 years, risk free rate of 3.96%, and volatility of 110% to calculate the fair value of warrants.

The following is a summary of warrant activity during the six months ended June 30, 2026:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2025	5,827,035	$4.42	1.66	$1,057
Issued	718,750	0.92	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable – June 30, 2026	6,545,785	$4.03	1.57	$—

NOTE 6 – STOCK-BASED COMPENSATION

STOCK OPTIONS

The following is a summary of stock option activity during the six months ended June 30, 2026:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding – December 31, 2025	9,119,589	$2.15	7.85	$4,305
Options granted	969,663	1.37
Options exercised	(35,000)	0.31
Options cancelled	(57,054)	1.54
Outstanding – June 30, 2026	9,997,198	$2.08	7.55	$159
Exercisable – June 30, 2026	6,751,045	2.16	7.09	159

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the six months ended June 30, 2026 and 2025, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Six months ended June 30,
	2026	2025
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	110.11% - 111.87%	111.06% - 121.54%
Expected term (in years)	5.25 - 6.08	5.00 - 6.08
Risk-free rate	3.69% - 4.24%	3.90% - 4.41%
Expected dividend yield	—	—
Weighted average grant date fair value per share	$0.65 - $1.23	$1.38 - $1.99

RESTRICTED STOCK UNITS

On June 15, 2026, the Board approved grants of 651,010 RSU awards to certain employees under the Company's 2022 Equity Incentive Plan in lieu of providing cash bonuses related to the settlement of the 2025 bonus program. The total number of shares subject to the RSU awards are fully vested on the date of issuance. Subsequent to the balance sheet date, the Board approved grants of RSU awards to Executives under the Company's 2022 Equity Incentive Plan in lieu of providing cash bonuses related to the settlement of the 2025 bonus program.

The following is a summary of RSU’s awards activity during the six months ended June 30, 2026:

	Six months ended June 30, 2026
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	457,522	$1.30
Shares granted	738,940	$0.85
Shares vested	(738,940)	$0.85
Shares cancelled	(60,483)	$1.24
Non-vested at the end of period	397,039	$1.24

PERFORMANCE-BASED RESTRICTED STOCK UNITS

On June 15, 2026, the Board approved a performance-based restricted stock unit (“PRSU”) award under the Company’s 2022 Equity Incentive Plan to Branislav Vajdic, the Company’s President, Founder, and Director covering 2,800,000 restricted stock units with fair value of $ 2.2 million. The PRSU granted relate to specified operational, software, product-development and clinical study milestones and are eligible to vest only if and to the extent that specified performance-based conditions and service-based conditions are satisfied, or the requirements for accelerated vesting are satisfied. The PRSU award is expensed based on the satisfaction of probability assessment of performance-based conditions and service-based conditions. As of June 30, 2026, the Company performed probability assessment of achievement of each of the performance-based conditions on a quarterly basis and based on the assessment all performance conditions related to these awards are expected to be met.

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense (rounded):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Selling, general and administrative
Stock option expense	$1,097,000	$384,000	$1,666,000	$591,000
RSU expense	136,000	120,000	345,000	266,000
Total Selling, general and administrative expense	1,233,000	504,000	2,011,000	857,000
Research and development
Stock option expense	438,000	666,000	877,000	1,413,000
RSU expense	30,000	7,000	30,000	16,000
Total research and development expense	468,000	673,000	907,000	1,429,000
Total Stock Based Compensation Expense	$1,701,000	$1,177,000	$2,918,000	$2,286,000

As of June 30, 2026, total compensation cost not yet recognized related to unvested stock options, unvested RSUs, and unvested PRSUs was approximately $4.5 million, de minimis, and $2.1 million respectively, which is expected to be recognized over a weighted-average period of 2.2 years, 0.03 years, and 2.9 years respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

In April 2024, the Company entered into a consulting agreement with one of the independent Board of Directors to provide business development consulting services. For these consulting services, the Company agreed to pay $5,000 per month as remuneration and granted 70,000 options to vest over a period of 36 months. During the three months ended June 30, 2026 and June 30, 2025, the Company recognized $25,500 and $25,500, respectively related to these consulting services, which includes stock based compensation expense of $10,500 and $10,500, respectively. During the six months ended June 30, 2026 and June 30, 2025, the Company recognized $51,000 and $51,000, respectively related to these consulting services, which includes stock based compensation expense of $21,000 and $21,000, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

On July 24, 2026, the Board approved a grant of 766,770 RSU awards under the Company's 2022 Equity Incentive Plan, of which 534,370 were awarded to Officers, in lieu of providing cash bonuses related to the settlement of the 2025 bonus program. The total number of shares subject to the RSU awards are fully vested on the date of issuance.

On July 31, 2026, 457,522 restricted awards units granted to Board of Directors vested in full at 2026 Annual Stockholder Meeting.

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

We believe our products (“Products” or “Product”) and services will benefit many stakeholders, including patients, healthcare providers, and healthcare payers, and will also address the rapidly growing field of ambulatory cardiac monitoring. As part of our long-term vision, we believe that we are uniquely positioned to play a central role in high-risk Coronary Artery Disease (“CAD”) monitoring, given positive, proof-of-concept data from the initial feasibility studies that demonstrated comparable performance of the HeartBeam System and the standard 12-lead ECG in ischemia detection. CAD patients are at increased risk for a heart attack or Myocardial Infarction (“MI”). Additionally, our unique portable form-factors will make high-fidelity insights easily accessible, wherever patients are, compared to a standard 12-lead ECG, which is typically limited to a healthcare setting. This will allow our technology to work in synergy with the standard of care to expedite diagnosis and appropriate intervention.

We believe we have created the most info-rich ambulatory ECG signal available, led by our patented 3D signal technology. It is one platform, with many form factors. This platform technology is designed for portable devices that can be used wherever the patient is to deliver actionable heart intelligence. Physicians will be able to identify cardiac health trends and acute conditions and direct patients to the appropriate care – all outside of a medical facility, thus redefining the future of cardiac health management.

The Company is focused on executing on a $40 billion cardiac monitoring platform opportunity, going after a patient pool of more than 50 million people across multiple applications and form factors.

Our initial form factor and service offering is the HeartBeam System. The HeartBeam System is the first U.S. Food and Drug Administration (“FDA”) cleared cable-free, ambulatory synthesized 12-lead ECG that captures the heart’s electrical signals from three dimensions for high-fidelity data collection and advanced diagnostics for arrhythmia assessment. The HeartBeam System is comprised of a credit card sized 3D ECG recording device, a patient application, a physician portal, and powerful cloud-based algorithms. Unlike any single-lead or 6-lead consumer device, HeartBeam’s patented cable-free, 3D technology captures the heart’s electrical signals in three non-coplanar dimensions and synthesizes them into a familiar 12-lead ECG display, using a personalized transformation matrix. This allows patients to obtain a 12-lead ECG reading for their arrhythmia from the comfort of home, or wherever they happen to be, representing a new level of convenience and peace of mind. The synthesized 12-lead ECG is promptly reviewed by an on-demand, board-certified cardiologist for arrhythmia assessment.

HeartBeam’s credit card sized 3D ECG technology received FDA clearance for arrhythmia assessment in December 2024 and the additional 12-Lead ECG synthesis software received FDA clearance for arrhythmia assessment in December 2025. During the six months ended June 30, 2025 and June 30, 2026, the HeartBeam System did not generate any revenue.

Future form factors include the 12-Lead Patch and a ruggedized, industrial form factor for rural and international usage.

Strategic Focus

In June 2026, the Company announced a strategic shift in order to accelerate the global adoption of its ambulatory ECG signal platform.

The Company is focused on advancing several key initiatives as part of this growth strategy:

•
Licensing our 3D ECG signal technology to established partners, moving beyond direct medical device sales
o
AI can only deliver actionable insight based on the quality of the signal it is given. HeartBeam has built what it believes is the best ambulatory ECG signal-acquisition platform — a data-rich 3D signal that is the input AI needs to move from inference to true detection.
o
The Company believes it can extract remarkably accurate, clinical-grade recordings directly from its groundbreaking 3D signal-acquisition and ECG processing platform, turning more than a decade of signal science into an immediately actionable foundation.
o
The Company plans to license its technology to help serve third-party AI platforms being developed across medicine that depend on high-quality, real-world ECG data.
•
Tailoring our technology to fit each market
o
HeartBeam intends to achieve global adoption by partnering its breakthrough patented 3D ECG platform across the five channels that already have distribution — governments and national health systems, ECG OEMs, Holter and patch manufacturers, health systems and integrated delivery networks, and consumer wearable companies — and by adapting its technology to the form factor each use case requires.
o
The Company believes its technology can be adapted to multiple form factors; from a ruggedized unit that lets a rural health clinic triage a patient in minutes, an adhesive patch for longer-term monitoring, a simpler form factor for an older or less agile patient, or a sleek, compact card an expert user slips into a wallet.
o
The Company continues to make significant advancements with its on-demand 12-lead ECG extended wear monitor. The Company has developed a working prototype of its novel 12-lead patch, which has the potential to be a best-in-class offering in an existing multi-billion-dollar market with reimbursement. We are in discussions with potential strategic partners and we continue to explore opportunities for partnership. We believe that this 12-lead patch can disrupt the Ambulatory Cardiac Monitoring market, a $2B revenue market with established reimbursement, that consists of the long-term continuous monitor and mobile cardiac telemetry or MCT segments.
•
Advancing toward heart attack detection as a key expansion of the platform
o
Heart Attack Detection: We are pursuing an expansion of our cleared indications for heart attack detection, supported by compelling proof-of-concept data and representing a major expansion opportunity to tens of millions of patients in the U.S.
o
In June 2026, the Company completed enrollment in the ALIGN-ACS pilot study, ahead of its previously communicated Q3 2026 timeline. The study enrolled 120 patients presenting with chest pain across two emergency department sites in Belgrade, Serbia. Patients were evaluated using both a standard 12-lead ECG and the HeartBeam device, and both results compared with each patient’s final diagnosis at discharge.
o
Data analysis is underway, and the findings are expected to inform the design and de-risk operational assumptions for the Company’s planned U.S pivotal study and support a future FDA submission to expand the HeartBeam System’s indication to include heart attack detection.
•
Advancing our limited commercial launch in order to provide key learnings
o
On the back of our recent FDA Clearance for the HeartBeam System, we initiated a market introduction in early 2026, focusing on select concierge and preventive cardiology groups that have proactively signaled strong interest in adopting HeartBeam’s technology. This limited market release will enable the Company to validate real-world performance and establish reference sites for broader commercialization.
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

o
In May 2026, the Company announced a commercial agreement with Atelier Health, a premier concierge medical practice led by physicians affiliated with Cedars-Sinai Medical Center. The collaboration underscores HeartBeam’s positioning within the high-value direct pay healthcare segment where adoption of innovative technologies can occur more rapidly and patients are seeking proactive cardiac insights tailored to their individual risk profiles. The initial agreement with Atelier Health is structured as a Letter of Intent (LOI), outlining the commercial terms and a collaborative rollout plan, including a subscription fee per patient. During the initial deployment phase, HeartBeam and Atelier Health intend to negotiate and execute a definitive agreement.
o
The addition of Beverly Hills-based Atelier Health expands HeartBeam’s commercial footprint across four targeted launch markets – New York metro, Dallas, South Florida, and Southern California – completing an initial geographic footprint to advance the Company’s scalable go-to-market strategy in concierge and preventive cardiology.

As of June 30, 2026, we had 16 employees. In June 2026, the Company announced that Rob Eno transitioned from the role of Chief Executive Officer to a consulting role.

We intend to strike a balance of managing our headcount in line with cash resources. To that end, the Company does not anticipate the need to hire a large sales force during the initial launch of its HeartBeam System. We believe that a few well-placed resources will help provide the data points required to effectively invest into a broader launch based around a path to profitable growth.

Recent Developments

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

The pilot study will enroll approximately 50 patients with a high risk of coronary artery disease whose resting ECGs show no evidence of ischemia. Each participant will undergo exercise stress testing, a standard diagnostic procedure used to identify ischemic changes. Immediately following exercise, patients will activate the HeartBeam patch to record HeartBeam’s 3D 3-lead signals , which will be compared for diagnostic accuracy with a standard 12-lead ECG recorded at the same time. The results will help inform the Company’s broader regulatory strategy for the HeartBeam patch.

Robert P. Eno Departure

On June 18, 2026, the Company and Robert P. Eno mutually agreed to his departure as the Company’s Chief Executive Officer, as a member of the Board of Directors, and as the Company’s principal executive officer, effective as of June 30, 2026, in connection with a strategic reorganization within the Company.

Mr. Eno’s decision to depart is not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Eno’s departure, he has entered into a consulting agreement with the Company whereby Mr. Eno will provide support services to the Company in an advisory capacity. Any payment of the severance amounts pursuant to the terms of Mr. Eno’s Employment Agreement dated as of January 17, 2023 (the “Employment Agreement”) was subject to Mr. Eno’s execution of a release of claims satisfactory to the Company.

Until a new Chief Executive Officer is identified, the Company will strategically align its operations around focused implementation teams led by Branislav Vajdic, Ph.D., Founder and President, and Rich Ferrari, Executive Chairman of the Board. Dr. Vajdic, will also serve as the Company’s principal executive officer, effective July 1, 2026.

Mark Strome Resignation

On June 18, 2026, Mark Strome notified the Company of his resignation from the Board of Directors and all committees thereof, effective immediately. Mr. Strome’s resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Compensatory Arrangements of Named Executive Officers

On June 15, 2026, the Compensation Committee of the Board of Directors (the “Board”) of HeartBeam, Inc. (the “Company”) approved certain compensatory arrangements for Branislav Vajdic, the Company’s President, Founder and Director, including a performance-based restricted stock unit (“PRSU”) award and a transaction bonus agreement (the “Transaction Bonus Agreement”), each as described below.

PRSU

On June 15, 2026, the Board approved a performance-based restricted stock unit award under the Company’s 2022 Equity Incentive Plan to Dr. Vajdic covering 2,800,000 restricted stock units. The performance-based restricted stock units are eligible to vest only if and to the extent that specified performance-based conditions and service-based conditions are satisfied, or the requirements for accelerated vesting are satisfied.

The performance-based conditions relate to specified operational, software, product-development and clinical study milestones during the period beginning on the grant date and ending on the earlier of the one-year anniversary of the grant date and the day before the effective date of the first Change in Control to occur after the grant date. The service-based conditions are satisfied as to one-third of the performance-based restricted stock units on each of the first three anniversaries of the grant date, subject to Dr. Vajdic’s continued service through the applicable date, provided that if a Change in Control occurs on or before the three-year anniversary of the grant date, then the service-based condition will be satisfied immediately prior to such Change in Control, subject to Dr. Vajdic’s continued service through such time.

The performance-based restricted stock unit award also provides for accelerated vesting upon a qualifying termination before the three-year anniversary of the grant date, to the extent applicable performance milestones were timely achieved before such qualifying termination and subject to Dr. Vajdic’s satisfaction of the applicable release condition.

Transaction Bonus Agreement

Subject to Dr. Vajdic’s continued employment with the Company through immediately prior to a Qualifying Change in Control (as defined in the Transaction Bonus Agreement), the transaction bonus will be determined based on achievement of specified market capitalization and per-share price thresholds. If the minimum threshold is not achieved, no transaction bonus will be payable.

Any transaction bonus that becomes payable will generally be paid in the same form or forms and in the same proportions of consideration paid to the Company’s stockholders in the Qualifying Change in Control, except that the Board may determine to pay all or a portion of the transaction bonus in cash. Any amount payable at closing will be paid no later than 30 days after the closing, and any amount attributable to post-closing payments will be paid if and when such amounts are paid to the Company’s stockholders, subject to the terms of the Transaction Bonus Agreement.

Nasdaq Deficiency Letter

On June 30, 2026, the Company received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that the closing bid price of its common stock had fallen below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing or trading of the Company’s common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until December 29, 2026, to regain compliance. The Company intends to monitor the closing bid price of its common stock and evaluate available options to regain compliance within the prescribed timeframe. If the Company does not regain compliance within the initial 180-day period, the Company may be eligible for an additional compliance period or the Company’s common stock may be subject to delisting, which would materially adversely affect the liquidity of the Company’s common stock and its ability to raise capital.

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

The Company’s patent portfolio includes twenty-six (26) issued patents worldwide, consisting of seventeen (17) issued patents in the United States and eight (8) issued patents outside of the United States, including one (1) European patent granted with unitary effect under the Unitary Patent system.

In the United States, the Company also has eleven (11) additional pending patent applications, including two (2) applications that have been allowed and are awaiting issuance. Outside the United States, the Company has twenty-two (22) pending patent applications in jurisdictions including Canada, China, the European Union, Japan, South Korea, and Australia, including three (3) applications that have been allowed and are awaiting grant.

The issued patents are expected to expire between April 11, 2036, and April 21, 2042. The pending applications, regardless of publication status, are projected to expire between April 11, 2036, and February 20, 2045.

Over the course of 2025 and into early 2026, the Company was granted a total of eight (8) new patents relating to its compact, mobile three-lead cardiac monitoring technologies and automated diagnostics, methods for atrial fibrillation detection, photoplethysmogram data analysis and presentation, and electrocardiogram patch devices and methods. These patents significantly strengthen HeartBeam’s intellectual property position surrounding its credit card–sized ECG device, reinforcing both the defensive and offensive moats around the company’s core technology. They also expand the application of risk-based diagnostic algorithms across HeartBeam’s wearable device portfolio and cover methods for automatically assessing a patient’s risk of an acute cardiac event by evaluating clinical risk factors and generating a diagnostic report.

In July 2026, HeartBeam was awarded a new U.S. patent, expanding acoustic sensing and fluid monitoring capabilities of our cable-free ECG device. The patent covers the integration of acoustic sensing and thoracic impedance measurement into the existing ECG hardware platform, supporting future applications in structural heart disease and heart failure monitoring. Heart failure affects nearly 6.7 million adults in the U.S., costs an estimated $30,000 per patient annually, and is one of the leading causes of hospitalization. One of the biggest challenges is that patients accumulate fluid over days before symptoms become severe enough to prompt a hospital visit. Earlier detection of fluid buildup could enable physicians to intervene with diuretics or medication adjustments before hospitalization becomes necessary, improving patient outcomes while reducing healthcare costs.

In addition, HeartBeam continues to expand its intellectual property portfolio and filed two (2) non-provisional patent applications, three (3) provisional patent applications (one of which has been abandoned) and three (3) continuing patent applications throughout 2025, further strengthening the protection of its proprietary technologies.

The Company's issued and pending U.S. patent claims are directed to compact electrocardiogram (ECG) systems for remote detection and/or diagnosis of acute myocardial infarction (“AMI”). Outside of the U.S., the pending applications in the European Union, Canada (“CA”), Australia (“AU”), Japan (“JP”), South Korea (“KR”), and China (“CN”) generally correspond to the Company's U.S. filings.

Results of Operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(In thousands, except percentages)
Operating expenses:
Selling, general and administrative	$2,764	$1,711	$1,053	62%	$5,110	$3,720	$1,390	37%
Research and development	2,328	3,326	(998)	(30)%	4,698	6,818	(2,120)	(31)%
Total operating expenses	5,092	5,037	55	1%	9,808	10,538	(730)	(7)%

Loss from operations	(5,092)	(5,037)	(55)	1%	(9,808)	(10,538)	730	(7)%

Interest income	53	63	(10)	(16)%	69	80	(11)	(14)%
Total other income	53	63	(10)	(16)%	69	80	(11)	(14)%

Income tax provision	—	—	—	—	—	—	—	—
Net loss	$(5,039)	$(4,974)	$(65)	1%	$(9,739)	$(10,458)	$719	(7)%

Summary of Statements of Operations for the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025:

Selling, General and administrative (“SG&A”) expenses increased by approximately $1.1 million or 62% during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in SG&A expense of $0.7 million is primarily related to non-cash stock-based compensation expense amounting to $0.6 million driven by acceleration of awards granted to former CEO post his termination effective June 30, 2026, $0.3 million related to severance accrual payable to former CEO, and $0.1 million related to sales team expenses related to our commercialization efforts.

Selling, General and administrative (“SG&A”) expenses increased by approximately $1.4 million or 37% during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase in SG&A expense of $1.2 million is primarily related to non-cash stock-based compensation expense amounting to $0.6 million driven by acceleration of awards granted to former CEO post his termination effective June 30, 2026, $0.3 million related to severance accrual payable to former CEO, and $0.2 million related to sales team expenses related to our commercialization efforts.

The increase related to non-cash stock-based compensation expense of $0.6 million driven by award acceleration and the severance accrual payable to the former CEO of $0.3 million during the three and six months ended June 30, 2026 are one time in nature and are therefore not expected to continue beyond June 30, 2026.

Research and development expenses (“R&D”) expenses decreased by approximately $1.0 million or 30% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease in R&D expense is primarily related to a decrease in product development and consulting expenses of $0.7 million related to the development of the HeartBeam System, decrease of headcount related costs of $0.1 million during 2025 and decrease of non-cash stock-based compensation expense amounting to $0.2 million resulting from the full vesting of milestone awards as of December 31, 2025.

Research and development expenses (“R&D”) expenses decreased by approximately $2.1 million or 31% during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease in R&D expense is primarily related to a decrease in product development expenses of $1.2 million related to the development of the HeartBeam System, decrease of headcount related costs of $0.4 million during 2025 and decrease of non-cash stock-based compensation expense amounting to $0.5 million resulting from the full vesting of milestone awards as of December 31, 2025.

Other income is related to interest income. The decrease is primarily driven by cash used in operations.

Liquidity and Capital Resources

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting capital resources to R&D for the development of software and hardware products and to sales & marketing for the limited launch and commercial strategy of our HeartBeam system.

As of June 30, 2026, we had approximately $8.7 million in cash and cash equivalents, an increase of $4.3 million from $4.4 million as of December 31, 2025. During the six months ended June 30, 2026, we raised gross proceeds of approximately $11.5 million from an underwritten public offering that closed in April 2026, including the exercise of the overallotment option. Based on our current business plan assumptions and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In the prior corresponding period ending June 30, 2025, we had approximately $3.3 million in cash and cash equivalents, an increase of $0.9 million from $2.4 million as of December 31, 2024. In addition, the Company held short-term investments of $1.8 million as treasury securities at the balance sheet date. When combined with cash and cash equivalents of $3.3 million, the balance for the Company as of June 30, 2025 was $5.1 million.

Our cash balance is as follows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$8,722	$4,380

Cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(6,952)	$(7,922)
Net cash used in investing activities	(495)	(1,899)
Net cash provided by financing activities	11,790	10,700

Operating Activities:

Net cash used in our operating activities of $7.0 million during the six months ended June 30, 2026 is primarily due to our net loss of $9.7 million less $3.5 million in non-cash expenses and $0.8 million of net changes in operating assets and liabilities.

Net cash used in our operating activities of $7.9 million during the six months ended June 30, 2025, is primarily due to our net loss of $10.4 million less $2.3 million in non-cash expenses and $0.2 million of net changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities of $0.5 million during the six months ended June 30, 2026, is primarily from the purchase of property and equipment.

Net cash used in investing activities of $1.9 million during the six months ended June 30, 2025, is primarily from $0.1 million from the purchase of property and equipment, $3.8 million from the gross purchase of short-term investments and offset by the maturities of short-term investments of $2.0 million.

Financing Activities

Net cash provided by financing activities of $11.8 million during the six months ended June 30, 2026, is primarily from $10.3 million from the sale of common stock, net of issuance costs, and $1.5 million from sale of common stock under ATM, net of issuance costs.

Net cash provided by financing activities of $10.7 million during the six months ended June 30, 2025, is primarily from net proceeds from the sale of common stock, net of issuance costs.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

In connection with that evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2026. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1†

Performance-Based Restricted Stock Unit Award Agreement, dated June 15, 2026, by and between HeartBeam, Inc. and Branislav Vajdic (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2026)

10.2†	Transaction Bonus Agreement, dated June 15, 2026, by and between HeartBeam, Inc. and Branislav Vajdic (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 22, 2026)
19.1*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document+
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
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

†

Certain identified information has been excluded from the exhibits marked with this symbol because it is both not material and is the type of information that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTBEAM, INC.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	President
Dated: August 13, 2026		(Principal Executive Officer)

	By:	/s/ Timothy Cruickshank
	Name:	Timothy Cruickshank
	Title:	Chief Financial Officer
Dated: August 13, 2026		(Principal Financial and Accounting Officer)