Form 10-Q
period 2026-09-30
HeartBeam, Inc.
filed 2026-11-12
CIK 1779372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of November 10, 2026 was 63,312,796.

HEARTBEAM, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 12, 2026. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “HeartBeam,” “Company,” “we,” “us” and “our” refer to HeartBeam, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

HEARTBEAM, INC.

Condensed Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$6,065	$4,380
Prepaid expenses and other current assets	120	202
Inventory	114	103
Total Current Assets	6,299	4,685

Property and equipment, net	1,516	1,102
Other assets	57	56
Total Assets	$7,872	$5,843

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable (includes related party $5 and $5, respectively)	$267	$1,053
Accrued expenses (includes related party $5 and $0, respectively)	1,091	2,187
Total Current Liabilities	1,358	3,240

Total Liabilities	1,358	3,240

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; 0 shares outstanding at September 30, 2026 and December 31, 2025	$—	$—
Common stock - $0.0001 par value; 100,000,000 shares authorized; 57,513,001 and 40,117,404 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	6	4
Additional paid in capital	96,545	79,887
Accumulated deficit	(90,037)	(77,288)
Total Stockholders’ Equity	6,514	2,603

Total Liabilities and Stockholders’ Equity	$7,872	$5,843

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating Expenses:
Selling, general and administrative	$1,339	$2,012	$6,449	$5,733
Research and development	2,118	3,278	6,816	10,096
Total operating expenses	3,457	5,290	13,265	15,829
Loss from operations	(3,457)	(5,290)	(13,265)	(15,829)
Other Income and (Expense)
Interest income	63	36	135	117
Other income, net	384	(1)	381	(1)
Total other income	447	35	516	116
Loss before provision for income taxes	(3,010)	(5,255)	(12,749)	(15,713)
Income tax provision	—	—	—	—
Net Loss	$(3,010)	$(5,255)	$(12,749)	$(15,713)
Net loss per share, basic and diluted	$(0.05)	$(0.15)	$(0.25)	$(0.48)
Weighted average common shares outstanding, basic and diluted	57,204,402	34,396,431	50,242,536	32,928,884

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Three months ended September 30, 2026
	Common		Additional		Total
	Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - July 1, 2026	56,349,171	$6	$95,198	$(87,027)	$8,177
Stock based compensation expense	—	—	937	—	937
Stock issuance upon vesting of restricted stock units	1,163,830	—	410	—	410
Net loss	—	—	—	(3,010)	(3,010)
Balance – September 30, 2026	57,513,001	$6	$96,545	$(90,037)	$6,514

Three months ended September 30, 2025
	Common		Additional		Total
	Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - July 1, 2025	34,020,340	$4	$70,909	$(66,731)	$4,182
Stock based compensation expense	—	—	1,433	—	1,433
Sale of Common Stock under ATM, net of issuance costs	29,138	—	45	—	45
Stock issuance upon exercise of stock options	21,817	—	1	—	1
Stock issuance upon vesting of restricted stock units	269,432	—	—	—	—
Net loss	—	—	—	(5,255)	(5,255)
Balance – September 30, 2025	34,340,727	$4	$72,388	$(71,986)	$406

HEARTBEAM, INC.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

Nine months ended September 30, 2026
	Common		Additional		Total
	Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2026	40,117,404	$4	$79,887	$(77,288)	$2,603
Stock based compensation expense	—	—	3,855	—	3,855
Sale of Common Stock, net of issuance costs	14,375,000	2	10,263	—	10,265
Sale of Common Stock under ATM, net of issuance costs	970,467	—	1,515	—	1,515
Stock issuance upon exercise of stock options	35,000	—	10	—	10
Stock issuance upon vesting of restricted stock units	1,902,770	—	915	—	915
Stock issuance for services	112,360	—	100	—	100
Net loss	—	—	—	(12,749)	(12,749)
Balance - September 30, 2026	57,513,001	$6	$96,545	$(90,037)	$6,514

Nine months ended September 30, 2025
	Common		Additional		Total
	Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2025	26,960,901	$3	$57,924	$(56,273)	$1,654
Stock based compensation expense	—	—	3,720	—	3,720
Sale of Common Stock, net of issuance costs	6,746,386	—	10,250	—	10,250
Sale of Common Stock under ATM, net of issuance costs	313,476	1	493	—	494
Stock issuance upon exercise of stock options	50,532	—	1	—	1
Stock issuance upon vesting of restricted stock units	269,432	—	—	—	—
Net loss	—	—	—	(15,713)	(15,713)
Balance – September 30, 2025	34,340,727	$4	$72,388	$(71,986)	$406

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(12,749)	$(15,713)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	150	23
Stock based compensation expense	3,855	3,720
Stock issuance upon vesting of restricted stock units	915	—
Stock issuance for services	100	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	82	123
Inventory	(11)	—
Accounts payable and accrued expenses	(1,882)	765
Net cash used in operating activities	(9,540)	(11,082)

Cash Flows From Investing Activities
Purchase of property and equipment	(564)	(184)
Purchase of short-term investments	—	3,760
Maturities of short-term investments	—	(3,760)
Net cash used in investing activities	(564)	(184)

Cash Flows From Financing Activities
Proceeds from sale of equity, net of issuance costs	10,265	10,250
Proceeds from sale of equity under ATM, net of issuance costs	1,515	494
Proceeds from exercise of stock options	10	1
Net cash provided by financing activities	11,790	10,745

Net increase / (decrease) in cash and restricted cash	1,686	(521)
Cash, cash equivalents and restricted cash – Beginning of period	4,436	2,433

Cash, cash equivalents and restricted cash – Ending of period	$6,122	$1,912

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,065	$1,856
Restricted cash (included in other assets)	57	56
Total cash, cash equivalents and restricted cash	$6,122	$1,912

Supplemental Disclosures of Cash Flow Information:
Purchase of property and equipment in accounts payable	$—	$83
Taxes paid	$—	$—

See accompanying notes to the condensed unaudited financial statements

HEARTBEAM, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

HeartBeam, Inc. (“HeartBeam” or the “Company”) is a medical technology company focused on transforming cardiac care through the power of personalized insights. The Company’s aim is to deliver innovative, high resolution ambulatory cardiac monitoring solutions that can be used by patients anywhere to enable the detection and monitoring of cardiac disease outside of a healthcare facility. The Company’s ability to develop higher resolution Electrocardiogram (“ECG”) solutions is achieved through the development of a proprietary and patented technology platform that allows the collection of the heart’s electrical activity from three dimensions and the synthesis of 12-Lead (“12L”) ECG from these signals.

The Company has validated this technology and has received U.S. Food and Drug Administration (“FDA”) clearance of its initial telehealth products. HeartBeam’s credit card sized 3D ECG technology received FDA clearance for arrhythmia assessment in December 2024 and the 12-Lead ECG synthesis software received FDA clearance in December 2025. During the three and nine months ended September 30, 2026 and September 30, 2025, the HeartBeam System did not generate any revenue.

The Company was incorporated in 2015 as a Delaware corporation. The Company operates as one segment and its operations are based in Santa Clara, California.

NOTE 2 – GOING CONCERN AND OTHER UNCERTAINTIES

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of September 30, 2026, the Company has cash and cash equivalents of approximately $6.1 million.

Based on the current business plan assumptions, existing financing arrangements and expected cash burn rate, the Company believes that its existing liquidity is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Therefore, the Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings or strategic relationships until sufficient revenue can be generated to achieve positive cash flow from operations as the Company does not expect material commercial revenue in 2026. On August 14, 2026, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Titan Partners Securities LLC, as sales agent, pursuant to which the Company may sell, from time to time, an aggregate of up to $25 million shares of the Company’s common stock. No shares were issued under the ATM during the nine months ended September 30, 2026. Refer to Note-9 Subsequent Event section for details on recent ATM drawdown completed by the Company.

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

The Company is also subject to a number of risks similar to those of early-stage companies, including dependence on key individuals and product candidates, the difficulties inherent in the development of a commercial market, competition from larger companies, other technology companies and other technologies.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. As of September 30, 2026, the Company had $6.1 million held as cash and cash equivalents, of which $5.7 million was held as cash equivalents. As of December 31, 2025, the Company had $4.4 million held as cash and cash equivalents, of which $0.1 million was held as cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) and has cash balances in accounts which exceed the federally insured limits as of September 30, 2026 and December 31, 2025. The Company has made a deposit to the bank for its credit cards in the amount of $57,000 and $56,000 as of September 30, 2026, and December 31, 2025, respectively, which is classified as restricted cash included in other assets.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based on amounts that differ from those estimates.

NET LOSS PER COMMON SHARE

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

In accordance with ASC 260-10-45-13, exercisable penny options are included in the calculation of weighted average basic and diluted earnings per share. Penny options of 102,900 and 115,627 have been included in the calculation of weighted average basic and diluted earnings per share for the three and nine months ended September 30, 2026 and September 30, 2025, respectively.

The following is a summary of awards outstanding as of September 30, 2026 and 2025, which are not included in the computation of basic and diluted weighted average shares:

	Three and nine months ended September 30,
	2026	2025
Stock options (excluding exercisable penny stock options)	9,639,598	8,912,143
Restricted stock units	—	519,947
Warrants	6,545,785	5,827,035
Performance-based restricted stock units	2,800,000	—
Total	18,985,383	15,259,125

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Employee expenses	$2,046	$2,949	$8,293	$8,821
Research and Development (excluding employee expenses):
Consulting and professional fees	319	546	1,192	1,220
Clinical study expenses	19	92	278	297
Product development	4	677	207	2,032
Other*	315	313	903	951
Total Research and development expense	$657	$1,628	$2,580	$4,500
Selling, general and administrative expense (excluding employee expenses):
Selling, general and administrative expenses	513	477	1,570	1,804
Commercialization readiness expenses	241	236	822	704
Total Selling, general and administrative expense	754	713	2,392	2,508
Total operating expenses	$3,457	$5,290	$13,265	$15,829

* Other primarily includes depreciation, patent, software, product testing and other miscellaneous expenses for the three and nine months ended September 30, 2026 and 2025.

NOTE 4 – BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net as of September 30, 2026 and the year ended December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025

Tooling	$1,233	$523
Computer hardware and software	480	626
Property and equipment, gross	1,713	1,149
Less: accumulated depreciation	(197)	(47)
Property and equipment, net	$1,516	$1,102

Depreciation expense was $68,500 and $8,200 for the three months ended September 30, 2026 and September 30, 2025, respectively. Depreciation expense was $149,800 and $23,200 for the nine months ended September 30, 2026 and September 30, 2025, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

COMMON STOCK

During the nine months ended September 30, 2026, there were 970,467 shares issued under the ATM with net proceeds amounting to $1.5 million.

On April 14, 2026, the Company entered into an underwriting agreement to consummate an offering of 12,500,000 shares of common stock for gross proceeds of $10.0 million, before deducting underwriting discounts, commissions, and offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,875,000 shares to cover overallotments.

The offering closed on April 16, 2026. The Company received approximately $10.0 million in gross proceeds from the offering, before deducting underwriting discounts, commissions and offering expenses. In addition, on May 7, 2026, the underwriter exercised its over-allotment option in full, resulting in the sale of 1,875,000 shares of common stock for $1.5 million in gross proceeds. After giving effect to the exercise of the over-allotment option, the Company sold an aggregate of 14,375,000 shares of common stock for gross proceeds of approximately $11.5 million, before deducting underwriting discounts, commissions, and offering expenses. This equated to approximately $10.3 million in net proceeds from the offering after deducting commissions and other estimated offering expenses amounting to approximately $1.2 million payable by the Company. Members of the Company’s board and executive leadership participated in the offering, purchasing an aggregate of $1.0 million of shares.

As part of the agreement, the Company agreed to issue to the underwriter, or its designees, warrants to purchase a number of shares of common stock equal to 5% of the total number of shares sold in the offering. The underwriter warrants are exercisable immediately upon issuance, in whole or in part, and will expire on the five-year anniversary of the underwriting agreement.

WARRANTS

In connection with the April 2026 offering on April 14, 2026, on May 7, 2026, the Company issued 718,750 underwriter warrants to purchase shares of common stock sold in the offering, with an exercise price of $0.92 per share, which are exercisable for five years from the date of issuance. The Company performed an assessment and accounted for these warrant instruments in conjunction with the Company’s common stock in permanent equity. These warrants are indexed to the Company’s stock and meet the requirements of equity classification as prescribed under ASC 815. These warrants classified as equity are initially measured at fair value of $0.7 million treated as offering cost, which is recorded as additional paid in capital, and subsequent changes in fair value are not recognized so long as the warrants continue to be classified as equity. The Company used a weighted-average exercise price of $0.92, expected term of 5 years, risk free rate of 3.96%, and volatility of 110% to calculate the fair value of warrants.

The following is a summary of warrant activity during the nine months ended September 30, 2026:

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding and exercisable - December 31, 2025	5,827,035	$4.42	1.66	$1,057
Issued	718,750	0.92	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable – September 30, 2026	6,545,785	$4.03	1.32	$—

NOTE 6 – STOCK-BASED COMPENSATION

STOCK OPTIONS

The following is a summary of stock option activity during the nine months ended September 30, 2026:

	Number of options outstanding	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding – December 31, 2025	9,119,589	$2.15	7.85	$4,305
Options granted	969,663	1.37
Options exercised	(35,000)	0.31
Options cancelled	(311,754)	1.51
Outstanding – September 30, 2026	9,742,498	$2.10	6.34	$52
Exercisable – September 30, 2026	7,363,404	2.17	5.69	52

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the nine months ended September 30, 2026 and 2025, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

Nine months ended September 30,
	2026	2025
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	110.11% - 111.87%	111.06% - 121.54%
Expected term (in years)	5.25 - 6.08	5.00 - 6.08
Risk-free rate	3.69% - 4.24%	3.74% - 4.41%
Expected dividend yield	—	—
Weighted average grant date fair value per share	$0.65 - $1.23	$0.98 - $1.99

RESTRICTED STOCK UNITS

On June 15, 2026, the Board approved grants of 651,010 RSU awards to certain employees under the Company's 2022 Equity Incentive Plan in lieu of providing cash bonuses related to the settlement of the 2025 bonus program accrued as of December 31, 2025. The total number of shares subject to the RSU awards are fully vested on the date of issuance. During the period ended September 30, 2026, the Board approved grants of 766,791 RSU awards to Executives under the Company's 2022 Equity Incentive Plan in lieu of providing cash bonuses related to the settlement of the 2025 bonus program.

The following is a summary of RSU awards activity during the nine months ended September 30, 2026:

	Nine months ended September 30, 2026
	Numbers of Shares	Weighted Average Grant Date Fair value
Non-Vested at beginning of period	457,522	$1.30
Shares granted	1,505,731	0.68
Shares vested	(1,902,770)	0.81
Shares cancelled	(60,483)	1.24
Non-vested at the end of period	—	$—

PERFORMANCE-BASED RESTRICTED STOCK UNITS

On June 15, 2026, the Board approved a performance-based restricted stock unit (“PRSU”) award under the Company’s 2022 Equity Incentive Plan to Branislav Vajdic, the Company’s President, Founder, and Director covering 2,800,000 restricted stock units with fair value of $2.2 million. The PRSUs granted relate to specified operational, software, product-development and clinical study milestones and are eligible to vest only if and to the extent that specified performance-based conditions and service-based conditions are satisfied, or the requirements for accelerated vesting are satisfied. The PRSU award is expensed based on the satisfaction of probability assessment of performance-based conditions and service-based conditions. The Company performs a probability assessment of achievement of each of the performance-based conditions on a quarterly basis and, based on the assessment as of September 30, 2026, all performance conditions related to these awards are expected to be met.

STOCK BASED COMPENSATION

The following is a summary of stock-based compensation expense (rounded):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Selling, general and administrative
Stock option expense	$350,000	$501,900	$2,016,000	$1,092,900
RSU expense	14,000	237,100	359,000	503,600
Total Selling, general and administrative expense	364,000	739,000	2,375,000	1,596,500
Research and development
Stock option expense	392,000	694,300	1,269,000	2,106,800
RSU expense	181,000	—	211,000	16,500
Total research and development expense	573,000	694,300	1,480,000	2,123,300
Total Stock Based Compensation Expense	$937,000	$1,433,300	$3,855,000	$3,719,800

As of September 30, 2026, total compensation cost not yet recognized related to unvested stock options, unvested RSUs, and unvested PRSUs was approximately $3.6 million, $0, and $1.9 million respectively, which is expected to be recognized over a weighted-average period of 2.06 years, 0, and 2.71 years respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

In April 2024, the Company entered into a consulting agreement with one of its independent directors to provide business development consulting services. For these consulting services, the Company agreed to pay $5,000 per month as remuneration and granted 70,000 options to vest over a period of 36 months. During the three months ended September 30, 2026 and September 30, 2025, the Company recognized $25,700 and $25,700, respectively, related to these consulting services, which includes stock based compensation expense of $10,700 and $10,700, respectively. During the nine months ended September 30, 2026 and September 30, 2025, the Company recognized $76,600 and $76,600, respectively, related to these consulting services, which includes stock-based compensation expense of $31,600 and $31,600, respectively.

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

The Company has entered into an agreement for future research work with the term ranging up to one year. This agreement commits the Company to approximately $0.3 million in future cash payments.

NOTE 9 – SUBSEQUENT EVENTS

In the fourth quarter of 2026, the Company issued 5,799,795 shares under the ATM with net proceeds amounting to approximately $4.0 million. There was approximately $21 million available for issuance as of the financial statement issuance date, potentially subject to other limitations, such as number of authorized shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our condensed unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the 2025 Annual Report. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth elsewhere herein, and those identified under Part I, Item 1A of our 2025 Annual Report. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

We believe that our system records the most info-rich ambulatory ECG signal available, enabled by our patented 3D signal technology. Our Company is founded on one platform, powered by this 3D signal technology, with many form factors envisioned for the future beyond the currently U.S. Food and Drug Administration (“FDA”) cleared credit card size form factor. This platform technology is designed for portable devices that can be used wherever the patient is to deliver actionable heart intelligence. Physicians will be able to identify cardiac health trends and acute conditions and direct patients to the appropriate care – all outside of a medical facility, thus redefining the future of cardiac health management.

The Company is focused on executing on a $40 billion cardiac monitoring platform opportunity, going after a patient pool of more than 50 million people across multiple applications and form factors.

Our initial form factor and service offering is the HeartBeam System. The HeartBeam System is the first FDA-cleared cable-free, ambulatory device that can synthesize a 12-lead ECG by capturing the heart’s electrical signals from three dimensions for high-fidelity data collection for arrhythmia assessment. The HeartBeam System is comprised of a credit card sized 3D ECG recording device, a patient application, a physician portal, and powerful cloud-based algorithm for synthesis. Unlike any single-lead or 6-lead consumer device, HeartBeam’s patented cable-free, 3D technology captures the heart’s electrical signals in three non-coplanar dimensions and synthesizes them into a familiar 12-lead ECG display, using a personalized transformation matrix. This allows patients to obtain a 12-lead ECG reading for their arrhythmia from the comfort of home, or wherever they happen to be, representing a new level of convenience and peace of mind. The synthesized 12-lead ECG is reviewed by an on-demand, board-certified cardiologist for arrhythmia assessment.

HeartBeam’s credit card sized 3D ECG technology received FDA clearance for arrhythmia assessment in December 2024 (K231424) and the additional 12-Lead ECG synthesis software received FDA clearance for arrhythmia assessment in December 2025 (K250258). During the nine months ended September 30, 2025 and September 30, 2026, the HeartBeam System did not generate any revenue.

Future form factors include an extended wear patch monitor and a ruggedized, industrial form factor for rural and international usage.

Significant advancements within our Heart Attack Detection program, a key expansion of the platform

We are pursuing an expansion of our cleared indications for heart attack detection, or myocardial infarction (MI) detection, a market opportunity that is four times larger than the arrhythmia market.

MI Detection represents a major expansion opportunity to tens of millions of patients in the U.S. More than 20 million U.S. adults are at elevated risk of a heart attack, yet the standard 12-lead ECG used to evaluate suspected MI is largely confined to hospitals and clinics. HeartBeam is developing its heart attack assessment capability on the same 3D ECG platform behind its FDA-cleared arrhythmia product and does not currently anticipate the need for new hardware development. The Company estimates the MI market opportunity at approximately $15 billion within our broader cardiac platform opportunity of more than $40 billion.

When a heart attack occurs, time to treatment is critical. Yet, many patients delay seeking emergency care after symptoms begin, often because they are unsure whether their symptoms require immediate medical attention. HeartBeam’s goal is to help physicians assess a suspected heart attack remotely and accelerate access to emergency care.

The Company’s work towards an expanded indication is supported by a growing body of clinical evidence and continued de-risking of the regulatory pathway.

In June 2026, the Company completed enrollment in the ALIGN-ACS pilot study, ahead of its previously communicated Q3 2026 timeline. The study enrolled 132 patients presenting with chest pain across two emergency department sites in Belgrade, Serbia. Patients were evaluated using both a standard 12-lead ECG and the 3D ECG recorded with HeartBeam device, and both results compared with each patient’s final diagnosis at discharge.

Positive results from the ALIGN-ACS pilot study were presented by Graham Nichol, MD, MPH, FRCP(C), of the University of Washington, at the Transcatheter Cardiovascular Therapeutics (TCT) 2026 conference. HeartBeam’s 3D ECG technology was shown to be as accurate as the standard 12-Lead ECG. The device demonstrated higher specificity than standard 12-lead ECG (81.8% vs. 71.4%), with comparable sensitivity. HeartBeam ECGs were interpreted more consistently across cardiologists than standard 12-lead ECGs.

The findings will be used to inform the design of, and refine operational assumptions for the Company’s planned U.S pivotal study and support a future FDA submission to expand the HeartBeam System’s indication to include heart attack detection.

In October 2026, the Company received FDA Breakthrough Designation for Heart Attack Assessment. The designation recognizes the potential of HeartBeam’s 3D ECG technology to help physicians assess suspected heart attacks outside the hospital and Breakthrough Designation provides prioritized FDA interaction as HeartBeam advances toward a pivotal study. In addition, this designation positions the Company to pursue an expedited Medicare coverage pathway.

Refer to the Recent Developments section of this report for additional details on the Company’s recent clinical and regulatory advancements.

Advancing our limited commercial launch in order to provide key learnings

On the back of our recent FDA Clearance for the HeartBeam System, we initiated a market introduction in 2026, focusing on select concierge and preventive cardiology groups that have proactively signaled strong interest in adopting HeartBeam’s technology. This limited market release will enable the Company to validate real-world performance and establish reference sites for broader commercialization.

The Company’s initial commercial footprint focuses on four key markets – New York metro, Dallas, South Florida, and Southern California. The goal of the limited commercial launch in the arrhythmia market is to generate real-world deployment evidence related to practice and patient workflows in order to support a full commercial launch in the MI Detection market. We have leveraged these learnings at our early adopter sites to create more efficient site and patient onboardings, as well as stand up our Customer Success workflow. Additionally, we are executing on a program that includes HeartBeam as part of the patient’s clinical management within a practice. This will help to develop real world evidence and clinical validation to support a scalable go-to-market strategy.

As of September 30, 2026, we had 14 employees.

We intend to strike a balance of managing our headcount in line with cash resources. To that end, the Company does not anticipate the need to hire a large sales force during the initial launch of its HeartBeam System. The Company is focused on rapidly advancing the clinical and regulatory program towards an expanded indication for heart attack detection. We believe that a few well-placed resources will help provide the data points required to effectively invest into a broader launch based around a path to profitable growth.

Recent Developments

HeartBeam Received FDA Breakthrough Device Designation for Heart Attack Assessment

On October 5, 2026, the Company received FDA Breakthrough Device Designation for Heart Attack Assessment. The FDA Breakthrough Devices Program is intended to provide patients and clinicians with more timely access to technologies that may offer more effective diagnosis or treatment of life-threatening or irreversibly debilitating conditions.

The designation provides the Company with prioritized FDA review and interaction throughout development, including collaboration on the clinical and regulatory path toward potential clearance. The designation recognizes the potential of HeartBeam’s 3D ECG technology, which captures the heart’s electrical signals from three non-coplanar dimensions, to enable physicians to evaluate signs of a possible heart attack (myocardial infarction, or MI) when symptoms start, wherever the patient may be. The FDA granted the designation within 30 days of HeartBeam’s request, well ahead of the agency’s 60-day statutory review period. This Breakthrough Device Designation was supported by proof-of-concept data presented at the 2025 American Heart Association Scientific Sessions and findings from the 132-patient ALIGN-ACS pilot study. The Company expects to seek FDA alignment on the design of a multicenter pivotal study in the coming months and anticipates beginning patient enrollment shortly thereafter. If successful, the study is intended to support a future submission to expand the HeartBeam System’s indications to include heart attack assessment.

HeartBeam Joins European EXIT-CVD Research Consortium to Advance At-Home ECG Monitoring for Early Detection of Acute Coronary Syndrome (ACS) in High-Risk Patients

On October 15, 2026, the Company announced that it joined the European EXIT-CVD Research Consortium to advance at-home ECG monitoring for the early detection of Acute Coronary Syndrome (ACS) in high-risk patients. The initiative is co-funded by the European Union’s Innovative Health Initiative and led by University Medical Center Groningen and Royal Philips. HeartBeam joins Philips, Medtronic, GE HealthCare and other global healthcare leaders. HeartBeam will lead the HEART-CHECK Study, one of the project’s 22 studies. HEART-CHECK is a hybrid effectiveness-implementation study that will evaluate the HeartBeam System, on an investigational basis only, for early detection and triage of acute coronary syndrome in high-risk patients recently discharged after ACS.

HEADSTART-ACS Completes Enrollment Ahead of Schedule, the Largest Heart Attack Detection Study to Date Using HeartBeam Technology

On October 21, 2026, the Company announced completion of enrollment ahead of schedule in the HEADSTART-ACS study, the largest heart attack detection study to date using HeartBeam’s technology. The HEADSTART-ACS study was conducted in collaboration with Indonesia’s National Cardiovascular Center, Harapan Kita in Jakarta, Indonesia. The study enrolled 486 patients, with data analysis underway and results anticipated to be presented at a cardiology conference in 2027. The study evaluates the diagnostic accuracy of the HeartBeam ambulatory 3D ECG System for detecting acute coronary syndrome in emergency department patients, compared with a standard 12-lead ECG, and may inform efforts to extend clinical-grade ECG assessment to geographically dispersed communities.

With the HEADSTART-ACS and ALIGN-ACS studies, HeartBeam has clinical experience with more than 600 patients in heart attack detection, ahead of its U.S. pivotal study planned for Q1 2027. Additionally, Indonesia is the world’s fourth most populous country, representing a strategically significant market of 288 million people.

HeartBeam Accepted into FDA TAP

On October 26, 2026, the Company announced the HeartBeam System was accepted into the FDA's Total Product Life Cycle Advisory Program (TAP).

TAP is a voluntary program established by the Center for Devices and Radiological Health (CDRH) to accelerate patient access to high-quality, safe, and effective Breakthrough medical devices. Designed to foster early and frequent interactions during medical device development, TAP assigns dedicated FDA advisors who provide proactive regulatory support and coordinate expedited feedback timelines. Additionally, the program connects innovators directly with non-FDA stakeholders—such as patient advocacy groups, professional specialty societies, and health insurance payers—to help developers navigate reimbursement, clinical adoption, and commercialization challenges early in the device development lifecycle.

ALIGN-ACS Data Presented at TCT 2026

On November 2, 2026, the Company announced positive results from the ALIGN-ACS Heart Attack Detection pilot study during a presentation at TCT 2026 in San Diego, CA. HeartBeam’s 3D ECG technology was shown to be as accurate as the standard 12-Lead ECG. The device demonstrated higher specificity than standard 12-lead ECG (81.8% vs. 71.4%), with comparable sensitivity. HeartBeam ECGs were interpreted more consistently across cardiologists than standard 12-lead ECGs. 100% of patients successfully recorded their own ECGs with HeartBeam device, supporting potential use outside traditional clinical settings.

The ALIGN-ACS pilot study enrolled 132 adults at the emergency departments of two major cardiology centers in Belgrade, Serbia, to evaluate the diagnostic accuracy of the HeartBeam System compared with a standard 12-lead ECG in assessing acute coronary syndrome (ACS), which includes myocardial infarction (MI, or heart attack). Eight cardiologists, blinded to each patient’s diagnosis, independently interpreted both the HeartBeam and standard 12-lead ECG recordings. Their interpretations were compared with each patient’s final diagnosis, as determined by an independent panel of three cardiologists who reviewed all available clinical information.

Nasdaq Deficiency Letter

On June 30, 2026, the Company received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that the closing bid price of its common stock had fallen below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing or trading of the Company’s common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until December 28, 2026, to regain compliance. The Company intends to monitor the closing bid price of its common stock and evaluate available options to regain compliance within the prescribed timeframe. If the Company does not regain compliance within the initial 180-day period, the Company may be eligible for an additional compliance period or the Company’s common stock may be subject to delisting, which would materially adversely affect the liquidity of the Company’s common stock and its ability to raise capital.

Entry into ATM Sales Agreement

On August 14, 2026, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Titan Partners Securities LLC, as sales agent, pursuant to which the Company may sell, from time to time, an aggregate of up to $25,000,000 of its common stock, par value $0.0001 per share (the “Shares”).

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

The Company’s patent portfolio includes twenty-six (26) issued patents worldwide, consisting of eighteen (18) issued patents in the United States and eight (8) issued patents outside of the United States, including one (1) European patent granted with unitary effect under the Unitary Patent system.

In the United States, the Company also has nine (9) additional pending patent applications, including two (2) applications that have been allowed and are awaiting issuance. Outside the United States, the Company has twenty-two (22) pending patent applications in jurisdictions including Canada, China, the European Union, Japan, South Korea, and Australia, including six (6) applications that have been allowed and are awaiting grant.

The issued patents are expected to expire between April 11, 2036, and May 30, 2043. The pending applications, regardless of publication status, are projected to expire between April 11, 2036, and February 20, 2045.

Over the course of 2025 and 2026, a total of fifteen (15) patent applications have been allowed and we have been granted a total of nine (9) new patents, with eight (8) additional patents pending issuance, relating to its compact, mobile three-lead cardiac monitoring technologies and automated diagnostics, methods for atrial fibrillation detection, photoplethysmogram data analysis and presentation, and electrocardiogram patch devices and methods. These patents significantly strengthen HeartBeam’s intellectual property position surrounding its credit card–sized ECG device, reinforcing both the defensive and offensive moats around the company’s core technology. They also expand the application of risk-based diagnostic algorithms across HeartBeam’s wearable device portfolio and cover methods for automatically assessing a patient’s risk of an acute cardiac event by evaluating clinical risk factors and generating a diagnostic report.

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

In addition, HeartBeam continues to expand its intellectual property portfolio and filed two (2) non-provisional patent applications, three (3) provisional patent applications (two of which have since been abandoned), and three (3) continuing applications throughout 2025, further strengthening the protection of its proprietary technologies.

The Company’s issued and pending U.S. patent claims are directed to compact electrocardiogram (ECG) systems for remote detection and/or diagnosis of acute myocardial infarction (“AMI”). Outside of the U.S., the pending applications in the European Union, Canada (“CA”), Australia (“AU”), Japan (“JP”), South Korea (“KR”), and China (“CN”) generally correspond to the Company’s U.S. filings.

Results of Operations

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(In thousands, except percentages)
Operating expenses:
Selling, general and administrative	$1,339	$2,012	$(673)	(33)%	$6,449	$5,733	$716	12%
Research and development	2,118	3,278	(1,160)	(35)%	6,816	10,096	(3,280)	(32)%
Total operating expenses	3,457	5,290	(1,833)	(35)%	13,265	15,829	(2,564)	(16)%

Loss from operations	(3,457)	(5,290)	1,833	(35)%	(13,265)	(15,829)	2,564	(16)%

Interest income	63	36	27	75%	135	117	18	15%
Other income, net	384	(1)	385	(38,500)%	381	(1)	382	(38,200)%
Total other income	447	35	412	1,177%	516	116	400	345%

Income tax provision	—	—	—	—	—	—	—	—
Net loss	$(3,010)	$(5,255)	$2,245	(43)%	$(12,749)	$(15,713)	$2,964	(19)%

Summary of Statements of Operations for the three and nine months ended September 30, 2026 compared with the three and nine months ended September 30, 2025:

Selling, General and administrative (“SG&A”) expenses decreased by approximately $0.7 million or 33% during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease in SG&A expense of $0.7 million is primarily related to non-cash stock-based compensation expense amounting to $0.4 million and a reduction in employee costs of $0.3 million driven by lower headcount period over period.

Selling, General and administrative (“SG&A”) expenses increased by approximately $0.7 million or 12% during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in SG&A expense of $0.7 million is primarily related to non-cash stock-based compensation expense amounting to $0.8 million, partially offset by an overall reduction in SG&A, as the Company reduced its cost profile compared to the prior year.

Research and development expenses (“R&D”) expenses decreased by approximately $1.2 million or 35% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease in R&D expense is primarily related to (1) the completion of product development and consulting costs related to the HeartBeam System and a prototype patch device of $0.8 million, (2) completion of enrollment in the pilot study ALIGN-ACS of $0.3 million, and (3) decrease of headcount related costs of $0.1 million.

Research and development expenses (“R&D”) expenses decreased by approximately $3.3 million or 32% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease in R&D expense is primarily related to (1) the completion of product development and consulting costs related to the HeartBeam System of $2.0 million, (2) a decrease in headcount related costs of $0.7 million, and (3) a decrease in non-cash stock-based compensation expense of $0.6 million.

Other income primarily reflects net proceeds received under a settlement agreement.

Liquidity and Capital Resources

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting capital resources to R&D for the development of software and hardware products and to sales and marketing for the limited launch and commercial strategy of our HeartBeam System.

As of September 30, 2026, we had approximately $6.1 million in cash and cash equivalents, an increase of $1.7 million from $4.4 million as of December 31, 2025. During the nine months ended September 30, 2026, we raised gross proceeds of approximately $13.1 million from the combination of (1) an underwritten public offering that closed in April 2026, (2) the exercise of the over-allotment option associated with the public offering, and (3) shares issued under the ATM. Based on our current business plan assumptions and expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

As of September 30, 2025, we had approximately $1.9 million in cash and cash equivalents, a decrease of $0.5 million from $2.4 million as of December 31, 2024.

Our cash balance is as follows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$6,065	$4,380

Cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(9,540)	$(11,082)
Net cash used in investing activities	(564)	(184)
Net cash provided by financing activities	11,790	10,745

Operating Activities:

Net cash used in our operating activities of $9.5 million during the nine months ended September 30, 2026 is primarily due to our net loss of $12.7 million less $5.0 million in non-cash expenses and $1.9 million of net changes in operating assets and liabilities.

Net cash used in our operating activities of $11.1 million during the nine months ended September 30, 2025 is primarily due to our net loss of $15.7 million less $3.7 million in non-cash expenses and $0.9 million of net changes in operating assets and liabilities.

Investing Activities:

Net cash used in investing activities of $0.6 million during the nine months ended September 30, 2026, is from the purchase of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2025, of $0.2 million is from the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities of $11.8 million during the nine months ended September 30, 2026, is primarily from $10.3 million from the sale of common stock and warrants, net of issuance costs, and $1.5 million from the sale of common stock under the ATM, net of issuance costs.

During the nine months ended September 30, 2025, net cash provided by financing activities of $10.7 million is primarily from net proceeds from sale of common stock and warrants, net of issuance costs.

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

In connection with that evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2026. For the purpose of this evaluation, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, our common stock, or any of our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation filed with the State of Delaware on June 11, 2015 (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 filed September 7, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed September 9, 2021)
3.3	Amendment to Articles of Incorporation filed with the State of Delaware on September 27, 2021 (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 filed October 4, 2021)
3.4	Second Amended and Restated Articles of Incorporation dated November 15, 2022 (incorporated by reference to Exhibit 3.14 to our current report on Form 8-K filed November 17, 2022)
10.1	Sales Agreement, dated August 14, 2026 (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed August 14, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document+
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document+
*	Filed herewith.
**	Furnished herewith.
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

HEARTBEAM, INC.

	By:	/s/ Branislav Vajdic
	Name:	Branislav Vajdic
	Title:	President
Dated: November 12, 2026		(Principal Executive Officer)

	By:	/s/ Timothy Cruickshank
	Name:	Timothy Cruickshank
	Title:	Chief Financial Officer
Dated: November 12, 2026		(Principal Financial and Accounting Officer)